Form 10-K
period 2025-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2026-02-19
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $415,200,800. Market value is determined by reference to the closing price on June 30, 2025 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2025) have any non-voting common stock outstanding. As of February 13, 2026, there were 138,625,756 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

TABLE OF CONTENTS

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2025

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 36 distinct markets across 14 states. At December 31, 2025, our subsidiaries own or lease 69 affiliated hospitals, with more than 10,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Services provided through our hospitals and outpatient facilities include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. An integral part of providing these services is our network of affiliated physicians at our hospitals and affiliated businesses. At December 31, 2025, we employed approximately 1,700 physicians and an additional 1,400 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians, for-profit entities and/or not-for-profit providers in the ownership of our facilities.

Throughout this Annual Report on Form 10-K, or Form 10-K, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company.” This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated by distinct and indirect subsidiaries of Community Health Systems, Inc.

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

Regional networks are able to expand the breadth of services provided for our patients, centralize key services, deliver care in an organized and efficient way across the network, improve alignment with physicians and other providers, and make services more attractive to managed care and other payors. Currently, 41 of our hospitals operate in 12 unique regional networks.

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

Expanding Patient Access Points, Health Services and Infrastructure. When expanding services—in both the acute and non-acute care settings—our approach is data-driven and strategic to ensure our investments are responsive to community and patient needs and produce sound financial results. While we continue to provide health services across a broad spectrum, we have focused our attention and resources on service lines we believe have the greatest potential for growth, including primary care, emergency medicine, orthopedics, neuroscience, cardiovascular care, surgical services and behavioral health. We have made significant investments in existing markets to expand the scale of inpatient offerings, including through increasing bed capacity and constructing new surgical and procedural suites. As the shift to delivering health services in outpatient settings accelerates, we continue to expand our care offerings beyond hospital walls to include more outpatient access through primary care practices, urgent care centers, freestanding emergency departments, ambulatory surgery centers, imaging and diagnostic centers and direct-to-consumer virtual health visits. We endeavor to advance the scale and breadth of inpatient and outpatient capabilities through both direct investments and strategic partnerships.

We believe expanding our patient access footprint can attract new patients and increase patient retention, as well as improve our ability to connect patients from one episode of care to the next appropriate care setting. We also believe our investments will enhance our long-term growth and generate increased revenue, earnings and operating margins by providing a solid return on investment.

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

We work hard to develop positive, collaborative relationships with physicians. We currently participate in 11 Medicare Shared Savings Program accountable care organizations, which include approximately 2,900 employed and independent physicians in our communities. We look forward to continuing to realize the benefits of these organizations, including opportunities to improve quality, deepen clinical collaboration, strengthen physician engagement and demonstrate performance under a reimbursement system moving toward more value-based care arrangements.

Developing a More Consumer-Centric Experience and Facilitating Connections between Episodes of Care. Consumers continue to take a more active role in healthcare decision-making, especially as they assume increasing responsibility for the cost of their healthcare. The rise in consumerism is highlighting customer expectations that have not always been prioritized in the healthcare setting. We are working on ways to enhance the patient experience by providing services that help people navigate their healthcare journeys and enable more seamless connections across episodes of care in our healthcare systems, hospitals, and physician practices. Some of these initiatives include:

•
a centralized and proprietary transfer center offering services to connect emergency department and hospitalized patients requiring transfer to facilities that can best meet their needs;
•
centralized patient scheduling call centers and online scheduling to ease appointment scheduling;
•
patient navigation and next appointment scheduling from existing points of care;
•
expansion of our outpatient services network to create greater access and more convenience, including significant expansion of our ability to provide remote patient care;
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

Finance. Various finance functions are performed centrally within a shared business office, including accounting, cash management, accounts payable and financial planning and analysis. Centralization of these functions is intended to ensure policies, practices and procedures are applied consistently throughout the organization, that economies of scale are leveraged to reduce redundancy and costs and that internal controls over financial reporting operate effectively. In addition, centralization of various finance functions and transition to the use of a single finance platform, a module within the recently implemented enterprise resource planning system, or ERP, supports real-time access to financial information and aides in strategic decision-making.

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
•
technology and information sharing based on evidence-based clinical best practices;
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

Industry Overview

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 7.2% in 2024 to nearly $5.3 trillion, similar to the growth of 7.4% experienced in 2023. The increase in expenditures in 2024 reflected continued growth in the use of healthcare goods and services, that has influenced strong growth in both Medicare and private health insurance spending. National healthcare expenditures accounted for approximately 18.0% of total U.S. gross domestic product, or GDP, in 2024. CMS projections indicate that total U.S. healthcare spending is expected to grow at an average annual rate of 5.4% for 2026 through 2033. CMS anticipates that total U.S. healthcare annual expenditures will exceed $8.5 trillion by 2033, accounting for approximately 20.3% of the total U.S. GDP. Through 2027, CMS expects expenditures to be influenced by the health sector’s transition away from pandemic-related policies, including expected declines in Medicaid enrollment and the expiration of enhanced subsidies available for purchasing health insurance through Affordable Care Act marketplaces. From 2028 through 2033, CMS expects spending growth to be driven by factors including growth in health prices and increased use and intensity of healthcare goods and services.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. Hospital care expenditures increased to over $1.6 trillion in 2024, an increase of 8.9% over 2023, compared to growth of 10.4% in 2023. The decrease in this level of growth was mostly driven by slower projected growth in private insurance hospital spending. CMS projects that the hospital services category will grow at an average of 5.4% annually from 2026 through 2033, reaching over $2.6 trillion by 2033.

The CMS projections of healthcare spending outlined above are constructed using a current-law framework, which means that the projections assume no further changes to the law will be enacted during the time period of the projection. The most recent historical data was published in December 2024 and the most recent projections were published in June 2025, incorporating legislation and finalized administrative actions as of late March 2025. CMS has cautioned that future legislative and regulatory health policy changes could have a significant impact on the projections of health insurance coverage, health spending trends, and related cost-sharing requirements, and could ultimately affect the percentage of the GDP attributable to healthcare expenditures in the future. Significantly, the projections above do not reflect the anticipated effects of the federal budget reconciliation legislation enacted on July 4, 2025, or the 2025 Reconciliation Law, which is expected to decrease access to health insurance and result in reductions to federal healthcare spending.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, in 2025, there were nearly 61 million Americans aged 65 or older in the U.S., comprising approximately 18.0% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 71 million, or 20.6% of the total population. The number of people aged 85 and older is also expected to increase from 6 million in 2024 to 9 million by the year 2030. We believe that these anticipated increases will increase demand for healthcare services and the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among those impacted most directly by this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew 3.6% from 2020 to 2025 and are expected to grow by 3.2% from 2025 to 2030. The number of people aged 65 or older in these service areas grew by 16.8% from 2020 to 2025 and is expected to grow by 12.0% from 2025 to 2030. People aged 65 or older comprised 19.5% of the total population in our service areas in 2025, and they are expected to comprise an estimated 21.1% of the total population in our service areas by 2030.

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

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities, the increase in the services that can be provided at these locations and payor policies requiring or promoting treatment in outpatient settings, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions. Changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for these hospital outpatient settings. In addition, CMS has historically made annual updates to the Inpatient Only List, which is a list of procedures eligible to be reimbursed by Medicare only if performed in an inpatient setting. In November 2025, CMS finalized a rule that will phase out the Inpatient Only List over three years. As a result, all procedures previously included in the list will also be eligible for Medicare reimbursement if performed in an outpatient setting. To the extent these procedures become eligible to be reimbursed by Medicare if performed in outpatient settings, demand for outpatient services may increase in comparison to demand for inpatient services.

Selected Operating Data

The following table sets forth operating statistics for each of the years presented for our hospitals. Statistics for 2025 include a full year of operations for 69 hospitals as well as partial periods for four hospitals that were divested during the year and three hospitals in which we sold a majority ownership during the year, reflecting the operations of these hospitals prior to divestiture. Statistics for 2024 include a full year of operations for 76 hospitals and partial periods for two hospitals that were divested during the year, reflecting the operations of these hospitals prior to divestiture. Statistics for 2023 include a full year of operations for 78 hospitals as well as partial periods for eight hospitals that were divested during the year, and one hospital in which we sold a majority ownership during the year, reflecting the operations of these hospitals prior to divestiture.

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Consolidated Data
Number of hospitals (at end of period)	69	76	78
Licensed beds (at end of period)(1)	10,458	11,403	11,902
Beds in service (at end of period)(2)	8,983	9,641	10,234
Admissions(3)	399,255	422,040	435,913
Adjusted admissions(4)	898,223	958,531	992,552
Patient days(5)	1,704,965	1,853,387	1,957,536
Average length of stay (days)(6)	4.3	4.4	4.5
Occupancy rate (beds in service)(7)	52.0%	52.5%	52.4%
Net operating revenues	$12,485	$12,634	$12,490
Net inpatient revenues as a % of net operating revenues	47.9%	47.8%	46.6%
Net outpatient revenues as a % of net operating revenues	52.1%	52.2%	53.4%
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$509	$(516)	$(133)
Net income (loss) attributable to Community Health Systems, Inc. stockholders as a % of net operating revenues	4.1%	(4.1)%	(1.1)%
Adjusted EBITDA(8)	$1,526	$1,540	$1,453
Adjusted EBITDA as a % of net operating revenues(8)	12.2%	12.2%	11.6%

Liquidity Data
Net cash flows provided by operating activities	$543	$480	$210
Net cash flows provided by operating activities as a % of net operating revenues	4.3%	3.8%	1.7%
Net cash flows provided by (used in) investing activities	$847	$(275)	$(26)
Net cash flows used in financing activities	$(1,167)	$(206)	$(264)

	Year Ended December 31,
	2025	2024	Increase
	(Dollars in millions)
Same-Store Data(9)
Admissions(3)	392,348	386,530	1.5%
Adjusted admissions(4)	881,808	876,287	0.6%
Patient days(5)	1,678,970	1,702,014
Average length of stay (days)(6)	4.3	4.4
Occupancy rate (beds in service)(7)	51.2%	51.8%
Net operating revenues	$12,234	$11,693	4.6%
Income from operations	$1,522	$1,420	7.2%
Income from operations as a % of net operating revenues	12.4%	12.1%
Depreciation and amortization	$424	$451

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
(8)
EBITDA is a non-GAAP financial measure which consists of net income (loss) attributable to Community Health Systems, Inc. before interest, income taxes, and depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back net income attributable to noncontrolling interests and to exclude loss (gain) from early extinguishment of debt, impairment and (gain) loss on sale of businesses, expense from third-party consulting costs associated with significant process and systems redesign across multiple functions as part of the Company’s previously disclosed multi-year initiative to modernize and consolidate technology platforms and associated processes, expense related to government and other legal matters and related costs, expense related to employee termination benefits and other restructuring charges and the impact of a change in estimate to increase the professional liability claims accrual recorded during the third quarter of 2024. The Company has from time to time sold noncontrolling interests in certain of its subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. The Company believes that it is useful to present Adjusted EBITDA because it adds back the portion of EBITDA attributable to these third-party interests. The Company reports Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by management to assess the operating performance of the Company’s hospital operations and to make decisions on the allocation of resources. Adjusted EBITDA is also used to evaluate the performance of the Company’s executive management team and is one of the primary metrics used in connection with determining short-term cash incentive compensation and the achievement of vesting criteria with respect to performance-based equity awards. In addition, management utilizes Adjusted EBITDA in assessing the Company’s consolidated results of operations and operational performance and in comparing the Company’s results of operations between periods. The Company believes it is useful to provide investors and other users of the Company’s financial statements this performance measure to align with how management assesses the Company’s results of operations. Adjusted EBITDA also is comparable to a similar metric called Consolidated EBITDA, as defined in the Company’s asset-based loan facility, or the ABL Facility, and the Company’s existing note indentures, which is a key component in the determination of the Company’s compliance with certain covenants under the ABL Facility and such note indentures (including the Company’s ability to service debt and incur capital expenditures), and is used to determine the interest rate and commitment fee payable under the ABL Facility (although Adjusted EBITDA does not include all of the adjustments described in the ABL Facility). Adjusted EBITDA includes the Adjusted EBITDA attributable to hospitals that were divested during the course of such year, but in each case solely to the extent relating to the period prior to the consummation of the applicable divestiture. For further discussion of Consolidated EBITDA and how that measure is utilized in the calculation of covenants in the ABL Facility, see the Capital Resources section of Part II, Item 7 of this Form 10-K.

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

The following table reflects the reconciliation of Adjusted EBITDA, as defined, to net income (loss) attributable to Community Health Systems, Inc. stockholders from our Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$509	$(516)	$(133)
Adjustments:
Provision for income taxes	48	79	191
Depreciation and amortization	426	486	505
Net income attributable to noncontrolling interests	167	154	149
Interest expense, net	870	860	830
Gain from early extinguishment of debt	(97)	(25)	(72)
Impairment and (gain) loss on sale of businesses, net	(406)	301	(87)
Expense from government and other legal matters and related costs	—	—	36
Expense related to employee termination benefits and other restructuring charges	—	—	12
Change in estimate for professional claims liability	—	149	—
Expense from business transformation costs	9	52	22
Adjusted EBITDA	$1,526	$1,540	$1,453

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

	Year Ended December 31,
	2025	2024	2023
Medicare	17.4%	18.1%	19.9%
Medicare Managed Care	18.0	17.7	16.8
Medicaid	16.0	14.8	14.3
Managed Care and other third-party payors	47.8	48.1	47.9
Self-pay	0.8	1.3	1.1
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare and Medicare Managed Care programs to increase over the long-term due to the general aging of the population and other factors. In November 2025, CMS finalized a rule that will, beginning in calendar year 2026, phase out the Inpatient Only List over three years. As a result, all procedures previously included in the list will also become eligible for Medicare reimbursement if performed in an outpatient setting. To the extent these procedures become eligible to be reimbursed by Medicare if performed in outpatient settings, demand for outpatient services may increase in comparison to demand for inpatient services. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by policy developments, such as price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the years ended December 31, 2025, 2024 and 2023.

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

As of December 31, 2025, Indiana, Alabama, Texas, Florida and Tennessee represented our only areas of significant geographic concentration. Net operating revenues generated by our hospitals in Indiana, as a percentage of consolidated net operating revenues, were 16.8% in 2025, 16.7% in 2024 and 17.1% in 2023. Net operating revenues generated by our hospitals in Alabama, as a percentage of consolidated net operating revenues, were 15.8% in 2025, 15.4% in 2024 and 14.4% in 2023. Net operating revenues generated by our hospitals in Texas, as a percentage of consolidated net operating revenues, were 11.9% in 2025, 12.5% in 2024 and 11.7% in 2023. Net operating revenues generated by our hospitals in Florida, as a percentage of consolidated net operating revenues, were 8.2% in 2025, 9.6% in 2024 and 11.1% in 2023. Net operating revenues generated by the Company’s hospitals in Tennessee, as a percentage of consolidated net operating revenues, were 8.3% in 2025, 7.7% in 2024, and 7.7% in 2023.

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

Healthcare Public Policy. The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, has increased regulatory uncertainty and the potential for significant policy changes. President Trump has issued executive orders that impact or may impact the healthcare industry, including orders focused on price transparency and tariffs and an order establishing a presidential advisory commission tasked with restructuring government agencies and reducing government expenditures, although this commission was disbanded in mid-2025. Other actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the presidential administration has significant influence on healthcare policy changes through government agency regulation. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. In March 2025, HHS announced a significant agency restructuring intended to reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes.

Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions including Loper Bright Enterprises v. Raimondo. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions, and result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes.

The healthcare industry has been and continues to be impacted by healthcare reform efforts at the federal and state levels. Many recent changes have sought to reduce healthcare costs and government spending and increase or, more recently, decrease access to health insurance. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively known as the Affordable Care Act, increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms, but changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected and may continue to affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. Federal law temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act health insurance marketplaces, but these enhanced subsidies expired at the end of 2025. Their expiration is expected to increase the price of coverage for many consumers and may significantly increase the uninsured rate. To address anticipated increases in health insurance premiums for consumers, CMS announced in September 2025 expanded eligibility for high-deductible catastrophic health insurance plans. Further, CMS issued a final rule in June 2025 that standardizes and shortens the open enrollment period for individual marketplace coverage, both on and off the Affordable Care Act marketplaces, and requires stricter income-verification measures, among other changes. This rule is currently the subject of legal challenges. The 2025 Reconciliation Law also includes several healthcare policy changes that are expected to decrease access to health insurance. Among other provisions, the 2025 Reconciliation Law makes changes to Affordable Care Act marketplace insurance, including effectively ending automatic renewals of coverage by requiring pre-enrollment verification of eligibility and restricting subsidized marketplace coverage and Medicare and Medicaid eligibility based on immigration status. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections. Any of these developments could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Healthcare providers may be significantly impacted by changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the program at the state level. For example, as further discussed in Item 1, “Business – Payment – Medicaid,” the 2025 Reconciliation Law includes policy changes that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law limits eligibility for Medicaid, including by imposing work or community engagement requirements for adults in Medicaid expansion states, and limits some Medicaid financing mechanisms, including through restrictions intended to reduce the federal matching funds received by state Medicaid programs. Reductions in federal matching funds and increased state obligations and administrative burden could have significant effects, such as resulting in state limitations on eligibility or coverage or changes to Medicaid expansion programs, particularly if states are unable to offset reductions. The effects of the 2025 Reconciliation Law could be particularly significant in states that expanded Medicaid under the Affordable Care Act, especially if a significant number of individuals formerly covered under Medicaid expansion lose Medicaid eligibility but do not obtain other health insurance coverage. Of the 14 states in which we operated hospitals at December 31, 2025, eight states have taken action to expand their Medicaid programs. The other six states in which we operated hospitals as of December 31, 2025, have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas. In addition to implementing changes mandated through legislation, CMS administrators may make changes to Medicaid payment models and may impose new restrictions or grant states additional flexibility in the administration of state Medicaid programs. Some states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment conditions, or otherwise implement programs that vary from federal standards. The Medicaid landscape is constantly evolving as the federal and state governments consider and test various models of delivery and payment system reform.

There is uncertainty regarding the potential impact of other reform efforts at the federal and state levels. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage or eliminating some or all of the consumer protections established by the Affordable Care Act. Other recent initiatives and proposals include those aimed at price transparency and out-of-network charges, which may impact prices and the relationships between healthcare providers, insurers and patients, and clinical transparency and value-based purchasing. For example, CMS websites make available to the public certain data that hospitals and other providers submit in connection with Medicare reimbursement claims, including hospital performance data on quality measures and patient satisfaction. In addition, Medicare reimbursement for hospitals and other providers is adjusted based on quality and efficiency measures, and CMS currently administers various accountable care organizations, or ACOs, and bundled payment demonstration projects. The CMS Innovation Center has highlighted the need to accelerate the movement to value-based care and drive broader system transformation. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. For example, in recent years there have been trends influenced by private and/or public payors toward enrollment in managed care programs, favoring outpatient care over inpatient care, and provider consolidation.

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
•
rental of space in physician offices, at other than fair market value; or
•
physician-owned entities (often referred to as physician-owned distributorships) that derive revenue from selling, or arranging for the sale of, implantable medical devices ordered by their physician-owners for use on procedures that physician-owners perform on their own patients at hospitals or ambulatory surgery centers.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities and may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance including the “safe harbor” regulations, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid or other government healthcare programs. Civil monetary penalties increase annually based on updates to the consumer price index.

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

Corporate Practice of Medicine; Fee-Splitting. Some states prohibit unlicensed persons or business entities, including corporations, from employing physicians or certain other health professionals. Some states also prohibit direct or indirect payments to, or entering into fee-splitting arrangements with, healthcare providers and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a healthcare provider’s license, civil and criminal penalties and rescission of business arrangements. These restrictions vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot provide assurance that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these restrictions. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act, or EMTALA, imposes federal requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Under this law, healthcare facilities are required to screen patients for emergency medical conditions and stabilize them where such conditions exist, regardless of an individual’s ability to pay for treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties, which are increased annually based on updates to the consumer price index. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Hospitals may face conflicting interpretations by courts and federal and state law enforcement agencies regarding the requirements imposed by EMTALA especially with respect to state laws that limit access to abortion or other reproductive health services. For example, in May 2025, CMS rescinded guidance issued to hospitals under the previous presidential administration regarding EMTALA and the preemption of state laws restricting abortion.

Conversion Legislation. Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing the acquisition process. There can be no assurance, however, that future actions on the state level will not seriously delay acquisitions or even prevent us from acquiring hospitals.

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. In addition, some states have also passed legislation requiring for-profit healthcare entities, including hospitals, to notify or obtain approval from the state attorneys general or other designated entities in advance of sales or other transactions. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission, or FTC, and the U.S. Department of Justice. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Certificates of Need. The construction of new facilities, the acquisition of existing facilities, significant capital expenditures and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need, or CON, laws generally require that a state agency evaluate the public need for facilities or services and give approval prior to the construction or acquisition of facilities, significant capital expenditures or the addition of new services. We currently operate healthcare facilities in a number of states that have adopted CON laws. If we fail to obtain a necessary CON or other state approval or provide a required notice, such failure may impair our ability to operate or to expand our facilities, complete acquisitions or significant capital expenditures or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a provider’s licenses.

Health Information Privacy, Security and Interoperability. We are subject to many federal and state laws and regulations that apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and implementing regulations require covered entities, including health plans and most healthcare providers, to protect the privacy and security of individually identifiable health information, known as “protected health information,” facilitate individual rights with respect to protected health information, including the right to access such information, and use uniform transaction standards and code sets for healthcare claims and payment transactions submitted or received electronically. Certain provisions of the privacy and security regulations apply directly to business associates, which are entities that handle protected health information on behalf of covered entities. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. HHS enforces the regulations and is required to perform compliance audits. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect.

Other federal and state laws and regulations that apply to our operations may be more restrictive than HIPAA or apply to other types of information. For example, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches, and various state laws and regulations require us to notify affected individuals in the event of a data breach involving individually identifiable information. Several states in which we operate have enacted or are considering comprehensive privacy legislation, and several states, including Florida and Texas, have adopted or are considering “offshoring” prohibitions, which restrict the transfer, storage and access of patient data outside of the United States or North America. Providers subject to these laws may not be able to rely on outside vendors who operate overseas to store or handle patient records. Privacy and security-related state laws and regulations often provide for civil penalties for violations, and some provide a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation. Laws and regulations related to privacy and security continue to evolve, often have far-reaching effects and have required, and will continue to require, us to incur significant expenses to comply. We have developed and utilize an information privacy and security compliance plan as part of our effort to comply with HIPAA and other federal and state privacy and security requirements.

Healthcare providers and industry participants are also subject to an increasing number of requirements intended to promote the interoperability and exchange of patient health information. For example, healthcare providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other significant disincentives. Hospitals found to have committed information blocking will not qualify as “meaningful electronic health record users” under the Medicare Promoting Interoperability Program and as a result will lose 75% of the annual market basket increase they would otherwise receive. Similar penalties apply to clinicians eligible under the Merit-Based Incentive Payment System, or MIPS, and ACOs, ACO participants, and ACO providers or suppliers under the Medicare Shared Savings Program.

Price Transparency and Consumer Billing Limitations. The healthcare industry is subject to various federal and state initiatives and requirements related to price transparency and out-of-network charges, which may impact prices, our competitive position and the relationships between hospitals, insurers, patients, and ancillary providers. For example, federal regulations require hospitals to publish a list of their standard charges for all items and services, including discounted cash prices and payor-specific and de-identified negotiated charges, in a machine-readable, publicly accessible online file. The current presidential administration has signaled its commitment to advancing price transparency initiatives, including through an executive order issued in February 2025 and a final rule issued in November 2025 that updates the requirements for data elements in the machine-readable file, among other changes. Hospitals also are required to publish a consumer-friendly list of standard charges for certain “shoppable” services (i.e., services that can be scheduled by a patient in advance) and associated ancillary services or, alternatively, maintain an online price estimator tool. CMS may impose civil monetary penalties for noncompliance with these price transparency requirements. Further, CMS requires most health insurers to publish online charges negotiated with providers for healthcare services. Most health insurers must also provide online price comparison tools to help individuals get personalized cost estimates for covered items and services.

In addition, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills, and several states have implemented similar laws intended to protect consumers. The No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for items and services rendered by out-of-network providers (i.e., prohibits balance billing), subject to limited exceptions. The No Surprises Act also impacts the payment received by an out-of-network provider from a health plan for items and services to which the prohibitions on balance billing apply. For items and services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act establishes an independent dispute resolution, or IDR, process for providers and payors to handle payment disputes that cannot be resolved through direct negotiations. The final rule establishing the IDR process is currently the subject of legal challenges, and government agencies have proposed various changes, creating uncertainty and resulting in delays in claims resolution. The No Surprises Act also requires providers to provide a good faith estimate of expected charges to uninsured or self-pay individuals in connection with scheduled items or services, in advance of the date of the scheduled item or service, or upon request of the individual. HHS is indefinitely delaying enforcement with regard to good faith estimates to uninsured individuals that do not include expected charges for co-providers or co-facilities until the agency issues additional regulations. If the actual charges to an uninsured or self-pay patient exceed the good faith estimate by an amount deemed to be substantial by regulation (which is currently $400), the patient may invoke a patient-provider dispute resolution process established by regulation to challenge the higher amount.

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

The MS-DRG payment rates for inpatient acute services are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the MS-DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. MS-DRG payment rates were increased by the “market basket index” update of 3.4% and 3.3% for each of federal fiscal years 2025 and 2026, respectively, subject to certain adjustments. For federal fiscal year 2025 and 2026, the market basket update was reduced by 0.5 percentage points and 0.7 percentage points, respectively, for the productivity adjustment. A reduction of 25% of the market basket update occurs if patient quality data is not submitted, and a reduction of 75% of the market basket update occurs for hospitals that fail to demonstrate meaningful use of certified electronic health records, or EHR, technology without receiving a hardship exception. Additional adjustments may apply, depending on patient-specific or hospital-specific factors and shifts in payment policy. We anticipate that additional adjustments may apply to reimbursement rates under the inpatient PPS in future payment years as a result of 2024 court decisions that vacated a low wage index policy CMS adopted in 2020. The policy had funded an increase to the wage index value for hospitals with low wage indexes by decreasing reimbursement for all other hospitals. CMS has discontinued the low wage index policy and addressed the impact of the court decisions prospectively in its final rule updating inpatient hospital payment rates and policies for federal fiscal year 2026, but it is not yet clear how the agency will address the impact the low wage policy had in 2020 through 2024.

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

In addition, hospitals may qualify for Medicare disproportionate share hospital, or DSH, payment adjustments when their percentage of low-income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive these adjustments. The methodology for calculating DSH payment adjustments is affected by shifts in CMS payment policy and is also subject to frequent, ongoing litigation. For example, lawsuits filed in April 2025 allege that the Medicare DSH calculation inappropriately reduces hospital reimbursement by counting only fee-for-service Medicare patients who received SSI cash assistance during the inpatient stay, excluding beneficiaries covered under Medicare Advantage and other Medicare and SSI categories. The plaintiffs argue this policy resembles rulemaking previously vacated by the U.S. Supreme Court. CMS also distributes an additional payment to each DSH hospital for its proportion of uncompensated care costs relative to the uncompensated care amount of other DSH hospitals. The uncompensated care amount is hospital-specific and generally includes charity care and non-Medicare and non-reimbursable Medicare bad debt. The Medicare DSH adjustments and uncompensated care payments as a percentage of net operating revenues were 0.59% and 0.68% for the years ended December 31, 2025 and 2024, respectively.

We also receive Medicare reimbursement for hospital outpatient services through a PPS. Services paid under the hospital outpatient PPS are grouped into ambulatory payment classifications, or APCs. Services for each APC are similar clinically and in terms of the resources they require. APC payment rates are generally determined by applying a conversion factor, which CMS updates annually using a market basket. For calendar year 2025, CMS estimated an increase in hospital outpatient PPS payments of 2.9%, reflecting a market basket increase of 3.4%, with a negative 0.5 percentage point productivity adjustment. For calendar year 2026, CMS estimated an increase in hospital outpatient PPS payments of 2.6%, reflecting a market basket increase of 3.3%, with a negative 0.7 percentage point productivity adjustment. A 2.0 percentage point reduction to the market basket update applies to hospitals that do not submit required patient quality data.

The Medicare reimbursement for outpatient services may also be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient PPS, including those, like ours, that do not participate in the program. The 340B program allows non-profit healthcare organizations to purchase certain outpatient drugs from pharmaceutical manufacturers at discounted rates. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. As a result and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and distributed lump sum payments to affected 340B providers as the remedy for calendar years 2018 through 2022. In order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually until the past invalidated payments are offset. This 0.5% reduction began in calendar year 2026 and was expected to continue for approximately 16 years, but CMS has indicated that it may accelerate this timeline by implementing a larger reduction beginning in calendar year 2027.

CMS finalized a rule in November 2025 that will phase out over three years, beginning in calendar year 2026, the Medicare inpatient only list, which is a list of procedures eligible to be reimbursed by Medicare only if performed in an inpatient setting. These procedures will also be eligible for Medicare reimbursement if performed in outpatient settings. Further, CMS has implemented an expanded site-neutral payment policy for off-campus provider-based departments paid under the outpatient PPS. Under the policy, all off-campus provider-based departments are paid the Medicare Physician Fee Schedule, or MPFS, -equivalent rate for clinic visits, which is generally substantially lower than the outpatient PPS rate. Beginning in calendar year 2026, CMS expanded this policy by also applying the Physician Fee Schedule rate to drug administration services furnished in excepted off-campus provider-based departments. The MPFS-equivalent rate for calendar year 2026 is approximately 40% of the outpatient PPS rate.

CMS uses fee schedules to pay for physician services, physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, freestanding surgery center services, and certain other items and services. Under the MPFS, CMS has assigned a national relative value unit, or RVU, to most medical procedures and services that reflects the resources required for a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of the time and intensity of work required, overhead expense attributable to the service, and professional liability insurance expense. These elements are each modified by a geographic adjustment factor to account for local practice costs and are then aggregated. To determine the payment rate for a particular service, the sum of the geographically adjusted RVUs is multiplied by a conversion factor, which is adjusted annually.

Medicare payments paid under Medicare Part B are adjusted based on participation in the Quality Payment Program, or QPP, which is a value-based payment program intended to reward high-quality patient care. CMS expects to transition increasing financial risk to providers as QPP evolves. CMS requires physicians and certain other healthcare clinicians to participate in one of two QPP tracks. The Advanced Alternative Payment Model, or APM, track encourages participation in specific innovative payment models approved by CMS through financial incentives, which are paid two years after the relevant performance period. These financial incentives are not available for calendar year 2027 but restart for calendar year 2028. In addition, starting in calendar year 2026, APM qualifying practitioners receive positive adjustments to their MPFS rates through a conversion factor specific to qualifying APM participants. Beginning in calendar year 2026, CMS has established two separate conversion factors: one for items and services furnished by qualifying APM participants and another for non-qualifying practitioners. For calendar year 2026, CMS increased the qualifying APM conversion factor by approximately 3.8% and increased the non-qualifying practitioner conversion factor by approximately 3.3%. These positive updates are driven by, among other factors, adjustments mandated by statute, including a temporary 2.5% increase for calendar year 2026 required by the 2025 Reconciliation Law.

Providers participating in the APM track are exempt from the reporting requirements and payment adjustments imposed under MIPS, the other QPP participation track. Providers electing the MIPS track receive payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meeting Promoting Interoperability standards related to the meaningful use of EHRs.

For payments for services reimbursed under the MPFS in calendar year 2026, CMS has also finalized an efficiency adjustment of negative 2.5% that will apply to several thousand non-time-based billing codes for services that CMS believes are likely to have become more efficient over time, such as surgical procedures, diagnostic imaging interpretation, and orthopedic services. Time-based codes, such as those for evaluation and management services, and other codes on an exemption list are not subject to the adjustment. CMS intends to calculate and apply an efficiency adjustment every three years.

In addition to the Medicare reimbursement reductions and adjustments discussed above, the Budget Control Act of 2011, or BCA, requires automatic spending reductions to reduce the federal deficit, resulting in a uniform percentage reduction across all Medicare programs of 2% per fiscal year that extends through the first five months of federal fiscal year 2033. These reductions apply to certain other federally funded healthcare programs, including TRICARE. We anticipate that the federal deficit will continue to place pressure on government healthcare programs, and it is possible that future legislation will impose additional spending reductions.

Medicaid. Medicaid is a program funded jointly by state and federal governments, and administered by the states, that provides hospital and medical benefits to qualifying low-income individuals. The number of individuals enrolled in Medicaid declined in 2025 in comparison to 2024. This continued decline follows a period of increased enrollment that occurred through mid-2023 as a result of COVID-19 relief legislation that authorized a temporary increase in federal funds in states that maintained continuous Medicaid enrollment through March 2023, among other requirements.

Most state Medicaid payments are made under a PPS or under programs that negotiate payment levels with individual hospitals. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care. Supplemental payments may be in the form of Medicaid DSH payments, which are intended to offset hospitals’ uncompensated care costs. Medicaid DSH payments are funded by both the federal government and state governments. States generally have broad discretion to define which hospitals qualify for the Medicaid DSH payments and to determine payment amounts, but CMS published a final rule in February 2024 affecting how states calculate hospital-specific caps for the payments. In addition, current law provides for Medicaid DSH payments to be reduced by $8.0 billion in federal fiscal year 2028. Medicaid DSH payments as a percentage of our net operating revenues were 0.24% and 0.19% for the years ended December 31, 2025 and 2024, respectively. Supplemental payments may also be in the form of non-DSH payments, such as upper payment limit payments, which are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates, and payments under other programs that vary by state under Section 1115 waivers. These supplemental reimbursement programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended.

Significant changes are expected in state Medicaid programs as a result of the 2025 Reconciliation Law, including decreases in Medicaid enrollment. Among other changes, the law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under age 65 in the Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions. State compliance is required by December 31, 2026, but states may choose to implement the mandate earlier. In addition, the 2025 Reconciliation Law increases the frequency of eligibility redeterminations to every six months for adults in Medicaid expansion states, including waiver-based expansion states, starting for redeterminations scheduled on or after December 31, 2026, and increases cost-sharing obligations for enrollees in those states beginning in federal fiscal year 2029.

The 2025 Reconciliation Law is expected to decrease federal Medicaid spending, including as a result of changes to Medicaid eligibility policies and changes to Medicaid financing mechanisms, such as limitations on provider tax arrangements. The federal government and many states are using or considering various strategies to reduce Medicaid expenditures, and most states have adopted broad taxes on healthcare providers to fund the non-federal share of Medicaid programs. For states to be able to draw down federal Medicaid matching funds based on the revenues from provider taxes, the taxes must satisfy federal requirements including that the taxes be broad-based, uniform, and not hold taxpayers “harmless,” subject to limited exceptions. The 2025 Reconciliation Law includes restrictions on provider tax arrangements intended to reduce the federal matching funds received by state Medicaid programs. The 2025 Reconciliation Law prohibits states from establishing new provider taxes or increasing rates of existing provider taxes for fiscal years beginning after October 1, 2026, with greater restrictions in states that have expanded Medicaid, including states with waiver-based expansions. For example, beginning in federal fiscal year 2028, the law limits exceptions to the hold harmless prohibition in Medicaid expansion states. In addition, the 2025 Reconciliation Law limits the structure and applicability of provider taxes, such that some taxes on managed care organizations and providers permitted prior to the enactment of the 2025 Reconciliation Law are no longer permissible, subject to transition periods. The law also impacts state directed payment, or SDP, arrangements, as further discussed below.

Many states are facing increasing or evolving budgetary pressures, including as a result of the 2025 Reconciliation Law and other recent federal actions. Many states have also adopted, or are considering, legislation designed to reduce coverage, change patient eligibility requirements and/or enroll Medicaid recipients in managed care programs. In addition, many states use, or have applied to CMS to use, waivers granted by CMS to implement Medicaid expansion, impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. In recent years, aspects of existing or proposed Medicaid waiver programs have been subject to legal challenge, resulting in uncertainty. Additionally, federal legislation and administrative policies that shape administration of the Medicaid programs at the state level are subject to change. For example, CMS administrators may in the future allow states to impose additional eligibility or enrollment restrictions. Reductions in federal Medicaid funds and increases to state administrative burdens could have a significant impact on Medicaid programs, such as limitations on eligibility or coverage, particularly if states are unable to offset federal funding reductions. Further, some Medicaid expansion states have trigger laws that would end their Medicaid expansion or require other actions if the federal funding match rate is reduced or similar reductions are imposed for Medicaid expansion. These trigger laws vary and most are not directly implicated by the 2025 Reconciliation Law, but some states nonetheless may consider or make changes to Medicaid expansion programs.

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

Annual Cost Reports. Hospitals participating in Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet specified financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

Medicare and Medicaid Managed Care. Managed Medicare, also known as Medicare Part C or Medicare Advantage, and managed Medicaid programs remain a common strategy as the federal and state governments seek to control healthcare costs. Under the Managed Medicare program, the federal government contracts with private health plans to provide members with Medicare benefits. In addition to covering Medicare Part A and Part B benefits, the plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations.

Similarly, managed Medicaid programs enable states to contract with private entities to handle program responsibilities like care management and claims adjudication. The states usually do not relinquish program responsibilities for financing, eligibility criteria and core benefit plan design. Enrollment in managed Medicaid plans has decreased following the end of the continuous enrollment requirement tied to increased federal funding under COVID-19 relief legislation.

Many states have implemented state directed payment, or SDP, arrangements to direct certain Medicaid managed care expenditures. These arrangements, which are generally subject to annual approval by CMS, allow states to implement delivery system and provider payment initiatives by requiring Medicaid managed care organizations to pay providers according to specific rates or methods. States are increasingly using SDP arrangements, and some states have converted supplemental payment programs to SDP arrangements, diverting previously available funding. The use and nature of SDP arrangements are subject to policy changes. For example, the 2025 Reconciliation Law directs HHS to revise regulations governing SDP arrangements by tying caps on total payment rates paid by Medicaid managed care organizations for hospital and other specified services to Medicare payment rates instead of average commercial rates. Several states in which we operate, including Texas, currently tie caps on total payment rates paid by managed care organizations to average commercial rates. Under the revised regulations, rates will be generally capped at 100% of the total published Medicare payment rate in Medicaid expansion states, including states with waiver-based expansions, and at 110% of the total published Medicare payment rate in non-expansion states. The revised regulations will apply to SDPs made for services furnished in the rating periods beginning on or after July 4, 2025. However, the 2025 Reconciliation Law temporarily grandfathers certain SDP arrangements, including those for which an application was submitted to CMS prior to July 4, 2025, for the rating period occurring within 180 days of July 4, 2025, and those that received approval or made a good faith effort to receive approval from CMS prior to May 1, 2025. Beginning with the rating period on or after January 1, 2028, grandfathered SDP arrangements will be reduced by 10 percentage points annually until they reach the allowable payment limits. Certain states in which we operate have submitted applications to CMS for approval where the grandfathered payments we receive could be impacted and, in some instances, increased. Some states have received approval of grandfathering applications, but we are unable to predict the timing or extent of any additional approvals by CMS and the resulting recognition of the related revenues. In addition, CMS issued a final rule in May 2024 that revised SDP arrangement requirements, including removing regulatory barriers to help states use SDP arrangements to implement value-based purchasing payment arrangements and include non-network providers in SDP arrangements. Further, the rule requires states to ensure that providers receiving SDPs comply with restrictions on participating in arrangements related to healthcare provider taxes that involve the redistribution of Medicaid payments.

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

CMS has been implementing a new payment integrity program, the Wasteful and Inappropriate Service Reduction, or WISeR, model, in six states in 2026, including Arizona, Oklahoma and Texas. Under the WISeR model, CMS will contract with technology vendors tasked with using enhanced technologies, including AI, to streamline medical necessity review for selected items and services under traditional fee-for-service Medicare. Providers will be required to submit prior authorization requests for the selected items and services or claims will be subject to post-service, pre-payment medical review. Participating technology vendors will receive a percentage of the cost savings resulting from their reviews, adjusted based on performance measures. The model will run for six performance years.

We maintain policies and procedures to respond to the RAC requests and other audits and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Depending upon the growth of the RAC program and similar payment integrity initiatives and our success in appealing claims in future periods, our cash flows and results of operations could be negatively impacted.

Accountable Care Organizations. An ACO is a network of providers and suppliers (including hospitals, physicians and other designated professionals) that work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services and to increase provider accountability by tying reimbursement to patient outcomes or related measures. ACOs, which have gained traction in both the public and private sectors, are intended to produce savings as a result of improved quality and operational efficiency. For example, the Medicare Shared Savings Program seeks to promote accountability and coordination of care for Medicare fee-for-service beneficiaries through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program, but conversely, under some payment tracks, may be required to pay shared losses if quality-adjusted Medicare expenditures exceed an established benchmark. HHS has significant discretion to determine key elements of Medicare ACO programs and has implemented strategies intended to increase participation in payment tracks with downside risk. Certain waivers and exceptions are available from fraud and abuse laws for ACOs.

Bundled Payment Initiatives and Other Alternative Payment Models. The Center for Medicare and Medicaid Innovation, or CMS Innovation Center, is responsible for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while maintaining or improving quality of care.

For example, providers participating in bundled payment initiatives accept accountability for costs and quality of care by agreeing to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. By rewarding providers for increasing quality and reducing costs and penalizing providers if costs exceed a certain amount, bundled payment models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. The CMS Innovation Center has implemented bundled payment models in recent years, including the Bundled Payment for Care Improvement Advanced, or BPCI Advanced, initiative, which ran through December 2025. Generally, participation in bundled payment programs is voluntary, but some models are mandatory. For example, beginning January 2026, CMS requires hospitals in selected markets to participate in a new mandatory bundled payment initiative, the Transforming Episode Accountability Model, or TEAM, which is focused on five specified surgical procedure episodes. An additional mandatory bundled payment program, the Ambulatory Specialty Model, will begin in January 2027. Participation in this model will be mandatory for specialists treating heart failure and low back pain Medicare beneficiaries in outpatient settings in selected geographic areas.

The CMS Innovation Center released a new strategic direction in 2025, which continues to support the transition from Medicare fee-for-service models to value-based payment and care delivery models. The new strategy is based on three pillars: promoting disease prevention, empowering individuals through information and processes, and driving choice and competition in health care markets. The CMS Innovation Center indicated it will update existing value-based models and release new models consistent with these pillars. Model reviews and new model designs may require that all alternative payment models involve downside risk and that a growing proportion of Medicare and Medicaid beneficiaries are in global downside risk arrangements, among other requirements. The CMS Innovation Center also indicated that it plans to test improvements in Medicare Advantage and Medicaid. Several private third-party payors are increasingly employing alternative payment models, which may increasingly shift financial risk to providers. We expect value-based purchasing programs, including models that condition reimbursement on patient outcome measures, to become more common with both governmental and non-governmental payors.

Commercial Insurance and Managed Care Companies. Health insurance coverage offered by private-sector insurance companies is the most common form of health coverage in the United States. Most private plans have a managed care approach, involving a limited network of providers and attempting to control costs and utilization with strategies such as financial incentives and utilization management.

Private health insurance is subject to a complex regulatory framework at both the federal and state levels, often involving multiple governmental entities with overlapping authority. The federal government has taken an increasingly significant regulatory role in recent years, including by establishing various consumer protections applicable to health insurance and through the administration of the federally-facilitated health insurance marketplaces. Many recent healthcare reform efforts have been focused on access to health insurance. For example, CMS issued a final rule in June 2025 that standardizes and shortens the open enrollment period for individual market coverage, both on and off the Affordable Care Act marketplaces, imposes limitations on eligibility for enrollment through the Affordable Care Act marketplaces and for enhanced subsidies, and requires stricter income verification measures, among other changes. However, this rule is currently the subject of legal challenges and, in August 2025, a federal District Court issued a nationwide stay of several provisions. In addition, the 2025 Reconciliation Law includes healthcare policy changes that are expected to impact insurance coverage obtained through the Affordable Care Act marketplaces by effectively ending automatic renewals of enrollment by requiring pre-enrollment verification and annual re-verification of tax credit eligibility, among other measures. The provisions directly impacting the marketplaces under the 2025 Reconciliation Law and the final rule take effect at various times over the next three years. To address anticipated increases in health insurance premiums for consumers, in September 2025 CMS announced expanded eligibility for high-deductible catastrophic health insurance plans.

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

Supply Contracts

We purchase items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. The current term of this agreement expires in December 2026, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal. At December 31, 2025, we had an 11.7% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. Generally, hospitals and other providers compete on the basis of geographic location, quality and range of services, ability to attract and retain quality physicians and other healthcare professionals, price, market reputation, and condition of the facilities, among other factors. The competition among hospitals and other healthcare providers, including urgent care centers and other outpatient providers, many of which offer similar services, has intensified with the implementation of price transparency initiatives and as patients have become more conscious of rising costs and quality of care in their healthcare decision-making process.

The majority of our hospitals are located in generally larger non-urban service areas in which we believe we are the primary, if not the sole, provider of general acute care health services. These hospitals in non-urban service areas may face limited or no direct competition from within their primary service areas. However, these hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more extensive or complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer, payor networks that exclude our providers or physician referrals. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Our other hospitals, in selected urban service areas, may face competition from hospitals that are more established than our hospitals. Some of our competitors offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers. We believe that we will continue to face increased competition in outpatient service models that become more integrated through acquisitions or partnerships between physicians, specialized care providers, and managed care payors. Cost-reduction strategies by payors, including large employer groups and their affiliates, may increase this competition.

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

Another significant factor in the competitive position of our hospitals and other facilities is our ability to obtain and maintain favorable contracts with third-party payors. Laws and regulations may impact our contract terms and ability to contract with third-party payors, such as state laws that permit payors to guide patients to particular providers or eliminate restrictions on placing providers into preferred tiers. Health plans increasingly utilize narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost-sharing obligations on patients who obtain services from providers in a disfavored tier. Other healthcare providers may also impact our ability to enter into contracts with third-party payors or negotiate favorable terms and conditions, including through their negotiation of exclusivity provisions. Price and clinical transparency initiatives and increasing vertical integration efforts involving third-party payors and healthcare providers, among other factors, may increase these challenges. Moreover, the trend toward consolidation among private third-party payors tends to increase payor bargaining power.

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

State CON laws, which limit the construction of new facilities, acquisition of existing facilities, significant capital expenditures and the expansion of service offerings, may also impact competition. We currently operate healthcare facilities in a number of states with CON laws or that otherwise require approval for the establishment or expansion of certain facility types or services. In states that do not require these state approvals, competition in the form of new services, facilities and capital spending may be more prevalent. Some states that have historically imposed CON or similar prior approval requirements have removed or are considering removing some of these requirements, which may reduce barriers to entry and increase competition in our service areas. In addition, changes in licensure or other laws or regulations and recognition of new provider types or payment models could impact our competitive position.

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

Human Capital

Overview

At December 31, 2025, we had approximately 57,000 employees, including approximately 13,000 part-time employees. References herein to “employees” refer to employees of our affiliates. We are subject to various state and federal laws that regulate wages, hours, benefits and other terms and conditions relating to employment. At December 31, 2025, certain employees at three of our hospitals are represented by various labor unions. It is possible that union organizing efforts will take place at additional hospitals in the future. We consider our employee relations to be good and have not experienced work stoppages that have materially and adversely affected our business or results of operations.

Our industry has been facing unprecedented workforce challenges, which have given rise to significant operating issues for healthcare providers. To address these challenges, we have implemented several initiatives to improve retention, recruiting, compensation programs and productivity. An area that has been particularly challenging for providers is registered nurse, or RN, recruitment and retention. We have a centralized clinical recruiting function for all health system roles, including RNs and difficult-to-fill allied health positions across all of our health systems. We have also established a centralized onboarding team design to result in efficiencies and improve the new hire experience. Since we have implemented our centralized recruiting function, we have seen an increase in clinical position hires and a decreased time-to-fill for these key patient care roles, which has also decreased our level of reliance on higher cost contract labor. Finally, we have expanded our hospital-based nursing programs through our partnership with Jersey College and have six campuses open in six states. Partnerships with other local nursing programs have also been strengthened across the enterprise to expand clinical faculty and increase enrollment.

Due to the challenges noted above and other factors, our hospitals and other healthcare facilities, like many other healthcare providers, have experienced increased labor costs. We may be required to continue to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in the markets in which we operate. In some of our markets, employers across various industries have increased their wages for these roles, which has created more competition for this sector of employees. As a result of these and other factors, our labor costs could continue to increase. The extent of unionization may affect labor costs in the future. In addition, the states in which we operate could adopt mandatory nurse-staffing ratios or could revise mandatory nurse-staffing ratios or related measures already in place. State-mandated nurse-staffing ratios or other measures to regulate staffing could significantly affect labor costs and have an adverse impact on our net operating revenues if we are required to limit patient admissions in order to comply with such requirements.

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

By fostering a culture of inclusion, we believe that we are able to retain the best and brightest talent by making all employees feel valued by members of their respective team. As of December 31, 2025, approximately 80% of our employees were women and approximately 34% were people of color.

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

Environmental Matters

We are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of medical waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials. At the current time, our compliance with environmental legal requirements do not have a material effect on our capital expenditures, financial results or operations. However, it is possible that future environmental-related developments may impact us, including as a result of new legal requirements or future weather-related events, in a manner that we are currently unable to predict.

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
•
We may be unable to attract, hire and retain a highly qualified and diverse workforce, including senior management personnel and key employees.

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

We have a significant amount of indebtedness, which is more fully described in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2025, we had no outstanding borrowings and approximately $786 million of additional borrowing capacity (after taking into consideration $34 million of outstanding letters of credit) under the ABL Facility.

Our substantial leverage could have important consequences, including the following:

•
it may limit our ability to refinance existing indebtedness or obtain additional debt or equity financing on favorable terms, or at all, for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
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

We and our subsidiaries have the ability to incur substantial additional indebtedness in the future, subject to restrictions contained in the ABL Facility and the indentures governing our outstanding notes. The maximum aggregate principal amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2025, we had no outstanding borrowings and approximately $786 million of additional borrowing capacity (after taking into consideration $34 million of outstanding letters of credit) under the ABL Facility. The aggregate amount we may draw under the ABL Facility may not exceed the “borrowing base” (as calculated thereunder) less outstanding letters of credit thereunder, which fluctuates from time to time. Aside from the ABL Facility, our ability to incur other additional secured debt (other than secured debt used to refinance existing secured debt) is highly limited by certain of the indentures governing our outstanding notes. If additional indebtedness is added to our current debt levels, the related risks that we currently face related to indebtedness as noted in this section could increase.

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

The current high interest rate environment has adversely impacted us, and could continue to adversely impact us. If interest rates remain at their current levels or increase, this could adversely impact our ability to refinance existing indebtedness or obtain additional debt financing on acceptable terms or at all, and otherwise could increase our debt service obligations in connection with future debt refinancings. In addition, any borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our profitability would be negatively impacted. As of December 31, 2025, we had no outstanding borrowings under the ABL Facility.

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

Economic conditions in the United States continue to be challenging in certain respects, and the United States economy has experienced significant inflationary pressures in recent periods, elevated interest rates, challenging labor market conditions, impacts from the imposition of, or changes in, tariffs, and uncertainty and possible adverse effects associated with political and geopolitical instability. Taking into account these factors, we have incurred in certain recent periods, and may continue to incur, increased expenses arising from factors such as wage inflation for permanent employees, and increased rates for outsourced medical specialists. Moreover, if economic conditions in the United States significantly deteriorate, any such developments could materially and adversely affect our results of operations, financial position, and/or our cash flows.

Other risks we face, particularly during periods of economic weakness include potential declines in the population covered by commercial insurance, increased patient decisions to postpone or cancel elective and non-emergency healthcare procedures (including delaying surgical procedures), which may lead to poorer health and higher acuity interventions, potential increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients, and increased difficulties in collecting patient receivables for copayment and deductible receivables. In addition, challenging macroeconomic conditions in the United States (including elevated interest rates) have had, and may continue to have, an adverse impact on capital and financial market conditions, which could limit our ability to refinance existing indebtedness or obtain additional debt or equity financing on acceptable terms or at all. Challenging macroeconomic conditions in the United States have also resulted in, and may continue to result in, increased budget deficits at federal, state and local governmental levels, which may negatively impact government spending for health and human services programs, including Medicare, Medicaid and similar programs that represent significant third-party payor sources for our healthcare facilities. Moreover, it is difficult to predict whether, when, or what additional deficit or other spending reduction initiatives may be proposed by Congress, but future legislation may include or otherwise result in additional Medicare and Medicaid spending reductions, which may adversely affect our business and financial results. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects. In addition, any shutdown of the federal government, failure to enact annual appropriations, or other lapses in appropriations, hold on congressionally authorized spending or interruptions in the distribution of governmental funds could adversely affect our financial results.

Risks Related to Our Business

If we are unable to complete divestitures as we may deem advisable, our results of operations and financial condition could be adversely affected.

We have divested certain of our hospitals and non-hospital businesses in recent years, and may give consideration to divesting certain additional hospitals and non-hospital businesses. For a description of recent divestitures, see “Acquisition, Divestiture and Closure Activity” under Part II, Item 7 of this Form 10-K. Generally, these hospitals and non-hospital businesses are not in one of our strategically beneficial service areas, are less complementary to our business strategy and/or have lower operating margins. In addition, we continue to receive interest from potential acquirers for certain of our hospitals and non-hospital businesses. As such, we may divest additional hospitals and/or non-hospital businesses if we consider any such disposition to be in our best interests. However, there is no assurance that potential divestitures will be completed or, if they are completed, the aggregate amount of proceeds we will receive, that potential divestitures will be completed within our targeted timeframe, or that potential divestitures will be completed on terms favorable to us. Moreover, the current challenging macroeconomic environment may make it more difficult for us to complete divestitures on acceptable terms, or at all. Additionally, the results of operations for these hospitals and non-hospital businesses that we may divest and the potential gains or losses on the sales of those businesses may adversely affect our results of operations. We may also incur asset impairment charges related to potential or completed divestitures that reduce our profitability. In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental notices and approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

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

Our business strategy has historically included growth by acquisitions, and we may complete additional acquisitions in the future. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospital as we may desire to acquire. Some of the competitors for our acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

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

The healthcare industry is highly competitive among hospitals, other healthcare providers and other industry participants, for patients, affiliations with physicians and other personnel and acquisitions. Generally, other hospitals and healthcare facilities, including specialized care providers such as outpatient surgery, orthopedic, oncology and diagnostic centers, in our service areas provide services similar to those we offer. Many individuals are seeking a broader range of services at outpatient facilities as a result of the growing availability of outpatient facilities, the increase in payor reimbursement policies that restrict inpatient coverage and the increase in services that can be provided on an outpatient basis, among other factors. Changes in licensure or other regulations, recognition of new provider types or payment models and industry consolidation could negatively impact our competitive position. For example, in states with CON or similar prior approval requirements, removal of these requirements could remove barriers to entry and increase competition in our service areas. Our hospitals, our competitors, and other healthcare industry participants are increasingly implementing physician alignment strategies, such as acquiring physician practice groups, employing physicians and participating in ACOs or other clinical integration models, which may negatively affect our competitive position, including by impacting our recruiting and retention efforts. Increasing consolidation within the payor industry, vertical integration efforts involving payors and healthcare providers and cost-reduction strategies by payors, large employer groups and their affiliates may impact our ability to contract with payors on favorable terms and participate in favorable payment tiers or provider networks and otherwise may affect our competitive position. Legislative and regulatory initiatives, such as changes in Texas law that eliminated restrictions on tiered networks and permit insurers to use financial incentives to steer patients to particular providers, may accelerate or otherwise impact these trends.

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

At December 31, 2025, 33 of our hospitals competed with one or more non-affiliated hospitals in their respective primary service areas. In most markets in which we are not the sole provider of general acute care health services, our primary competitor is a municipal or not-for-profit hospital. These hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals are exempt from sales, property and income taxes. Such exemptions and support are not available to our hospitals and may provide the tax-supported or not-for-profit entities an advantage in funding general and capital expenditures and offering services more specialized than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in patient volume.

Trends toward transparency and value-based purchasing may also have an impact on our competitive position, ability to obtain and maintain favorable contract terms, and patient volumes in ways that are difficult to predict. CMS websites make available to the public certain data that hospitals and various other types of Medicare-certified providers submit in connection with Medicare reimbursement claims, including performance data related to quality measures and patient satisfaction surveys. If any of our hospitals or other provider types achieve poor results (or results that are lower than our competitors) on quality measures or on patient satisfaction surveys, we may attract fewer patients. Further, every hospital must establish and update annually a public, online listing of the hospital’s standard charges for all items and services, including discounted cash prices and payor-specific charges, and must also publish a consumer-friendly list of standard charges for certain “shoppable” services or maintain an online price estimator tool for the shoppable services. HHS also requires health insurers to publish online charges negotiated with providers for healthcare services, and health insurers must provide online price comparison tools to help individuals get personalized cost estimates for all covered items and services.

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

We have a participation agreement with HealthTrust, a GPO. The current term of this agreement extends through the end of December 2026, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. Further, costs of supplies and drugs may continue to increase due to various factors, including market pressure from pharmaceutical companies, new product releases, supply shortages and supply chain disruptions, including as a result of the imposition of tariffs or changes in U.S. trade policy. Also, there can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

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

During the year ended December 31, 2025, 33.4% of our net operating revenues came from the Medicare and Medicaid programs. However, as healthcare expenditures continue to increase, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes may include reductions in reimbursement levels and supplemental payments, funding restrictions, limitations on scope of coverage or patient eligibility, changes affecting utilization review and new or modified Medicaid waiver programs. These and other changes may impact the scale and scope of the Medicare and Medicaid programs, may affect the cost of providing services to patients, and may decrease the amount of money we receive for our services relating to the Medicare and Medicaid programs. For example, as a result of sequestration measures that extend through the first five months of federal fiscal year 2033, Medicare payments are automatically reduced by 2% per fiscal year. It is difficult to predict whether, when or what other deficit reduction initiatives may be proposed by Congress, but we anticipate that efforts to address the federal budget deficit will continue to place pressures on government healthcare programs. In addition, from time to time, CMS revises the reimbursement systems used to reimburse healthcare providers, including changes to the inpatient hospital MS-DRG system and other payment systems, which may result in reduced Medicare payments. Our business may also be adversely affected by delays or issues implementing reimbursement-related rules and interruptions in the distribution of governmental funds. Changes to government healthcare programs that reduce Medicare reimbursement may also negatively impact payments from commercial payors, since, in some cases, commercial payors rely on all or portions of Medicare payment systems to determine commercial payment rates.

Further, legislation and administrative actions at the federal level may also impact the funding for, or structure of, the Medicaid program, and may shape administration of the Medicaid program at the state level, including in ways that reduce reimbursement. For example, the 2025 Reconciliation Law includes significant healthcare policy reforms that are expected to result in Medicaid spending reductions and changes in administration of state programs. The law makes significant changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, such as limitations on provider tax arrangements and a mandate that HHS revise regulations governing SDP arrangements to cap total payment rates paid by Medicaid managed care organizations for specified services. We are unable to fully assess the ultimate effects of the 2025 Reconciliation Law, as it is a complex law that mandates various changes over time and many details of implementation are not yet clear. In addition to changes at the federal level, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures, including through coverage reductions, changes in patient eligibility requirements and/or enrolling Medicaid beneficiaries in managed care programs. Budgetary pressures combined with increased spending demands, including as a result of recent federal actions, are creating additional uncertainty and may result in decreased spending, or decreased spending growth, for Medicaid programs in many states. Further, we may be impacted by developments at the federal and state levels related to Medicaid supplemental payments and SDP arrangements, which could result in our revenues from such arrangements being reduced or eliminated.

Government and commercial payors as well as other third parties from whom we receive payment for our services attempt to control healthcare costs by, for example, requiring hospitals and other providers to discount payments for their services in exchange for exclusive or preferred participation in their benefit plans, reducing coverage of inpatient and emergency room services and shifting care to outpatient settings, implementing site-neutral payment policies to align payment for services across care settings, using utilization review tools including prior authorizations and implementing alternative payment models. We are increasingly involved in disputes with payors, as cost control efforts have resulted in an increase in reimbursement denials and delays by governmental and commercial payors, which may increase operational and administrative costs and decrease the reimbursement we receive. Efforts to impose more stringent cost controls are expected to continue and may be enhanced by the increasing consolidation of insurance and managed care companies, vertical integration of health insurers with healthcare providers and regulatory changes. These efforts may reduce our net operating revenues and adversely affect our business and financial condition.

Our ability to maintain and obtain favorable contracts with commercial payors significantly affects the revenues and operating results of our facilities. During the year ended December 31, 2025, 65.8% of our net operating revenues came from commercial payors. Commercial payors typically reimburse healthcare providers at a higher rate than Medicare, Medicaid, other government healthcare programs or self-pay patients. Commercial payors continue to demand discounted fee structures, and the trend toward consolidation among private third-party payors tends to increase payor bargaining power. Payors may utilize plan structures such as narrow networks and tiered networks, which may exclude our facilities and employed physicians or favor other providers, and other healthcare providers may negotiate exclusivity provisions or otherwise impact our ability to contract with third-party payors. Price and clinical transparency initiatives and increasing vertical integration efforts involving third-party payors and healthcare providers may also impact our ability to obtain or maintain favorable contract terms. For example, hospitals are required to publish online payor-specific negotiated charges and de-identified minimum and maximum charges. In addition, alignment efforts between third-party payors and healthcare providers and the requirements of the No Surprises Act provide payors with increased access to performance and pricing data, which may increase payor bargaining power.

Our net operating revenues may be reduced if we experience reductions in the volume of patients with private health insurance coverage, which may be driven by factors such as adverse economic conditions, including elevated unemployment and underemployment rates and inflationary pressures, and legislative or regulatory changes that increase barriers to and costs associated with obtaining or maintaining comprehensive coverage. We anticipate that several recent developments may contribute to potential future declines in our volume of patients with private health insurance coverage, including the expiration of the enhanced Affordable Care Act subsidies at the end of 2025, provisions of the 2025 Reconciliation Law that are expected to impact coverage obtained through Affordable Care Act marketplaces, and a final rule issued by CMS in June 2025 focused on health insurance marketplaces and individual market coverage.

Limitations on balance billing may reduce the amount that hospitals and other providers are able to collect for out-of-network services. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited (even when no balance billing occurs), the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers by health plans and also establishes an independent dispute resolution process for providers and payors to handle payment disputes that cannot be resolved through direct negotiation. The regulations and related guidance implementing the No Surprises Act, including those establishing the dispute resolution process, are the subject of legal challenges and, potentially, regulatory changes.

If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payor cost controls and reimbursement policies or comply with the terms of our payor contracts, or if we experience reductions in the number of patients with private health insurance coverage, the payments we receive for our services may be reduced, which may cause our net operating revenues to decline and could adversely affect our business.

Any increase in the volume of self-pay patients or deterioration in the collectability of patient responsibility accounts could adversely affect our financial condition or results of operations.

Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage may affect our collection of patient accounts receivable and are considered in our estimates of patient accounts receivable collectability.

In recent years, federal and state legislatures have considered or passed various proposals impacting or potentially impacting the size of the uninsured population. For example, federal legislation temporarily enhanced subsidies available for purchasing coverage through Affordable Care Act marketplaces, but these enhanced subsidies expired at the end of 2025. Their expiration is expected to adversely impact health insurance exchange enrollment and significantly increase the uninsured rate. Further, the end of the continuous enrollment requirement established by COVID-19 relief legislation, and the resumption of Medicaid eligibility redeterminations following the expiration of this continuous coverage requirement in 2023, resulted in significant Medicaid coverage disruptions and dis-enrollments of Medicaid enrollees, and overall Medicaid enrollment declined in 2025 in comparison to 2024. The 2025 Reconciliation Law is expected to further adversely affect the uninsured rate, including by requiring pre-enrollment verification of eligibility in a plan with subsidies and restricting subsidized marketplace coverage, effectively ending automatic renewals of coverage, and by limiting Medicare and Medicaid eligibility based on immigration status and other factors, among other measures. Rates of uninsured and underinsured individuals may also be influenced by other legislative and regulatory initiatives related to health insurance, such as permitting the sale of insurance plans that lack currently required consumer protections. Some states impose financial penalties on individuals who fail to maintain health insurance mandates or offer public health insurance options. These variables, among others, make it difficult to predict the number of uninsured individuals and what percentage of our total revenue will be comprised of self-pay revenues.

We may be adversely affected by the growth in patient responsibility accounts as a result of the adoption of plan structures, including high-deductible health plans and health savings accounts, narrow networks and tiered networks, that shift greater responsibility for care to individuals through greater exclusions and copayment and deductible amounts. For example, to address anticipated increases in health insurance premiums for consumers, CMS announced in September 2025 that it would expand eligibility for high-deductible catastrophic health insurance plans. Our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients and regulatory restrictions on charges for out-of-network services. For example, the No Surprises Act requires providers to send uninsured and self-pay patients a good faith estimate of expected charges for items and services. The estimate must be provided in advance of the scheduled date for the item or service or upon request and cover items and services that are reasonably expected to be provided together with the primary item or services, including those that may be provided by other providers. If the uninsured or self-pay patient receives a bill that is substantially greater than the expected charges in the good faith estimate, they may initiate a patient-provider dispute resolution process established by regulation. In addition, a deterioration of economic conditions in the United States could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs, result in fiscal uncertainties for both government payors and private insurers and/or limit the economic ability of patients to make payments for which they are responsible. Any increase in the volume of self-pay patients or deterioration in collectability of patient responsibility accounts could adversely affect our financial condition or results of operations.

Some of the non-urban communities in which we operate face challenging economic conditions, and the failure of certain employers, or the closure of certain manufacturing and other facilities in our markets, could have a disproportionate impact on our hospitals.

Some of the non-urban communities in which we operate have been facing particularly challenging economic conditions, or may face such conditions in the future. In particular, the economies in the non-urban communities in which our hospitals primarily operate are often dependent on a small number of large employers, especially manufacturing or similar facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals primarily operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may delay or forgo elective procedures, choose to seek care in emergency rooms and purchase high-deductible insurance plans or no insurance at all, which increases a hospital’s dependence on self-pay revenue and may adversely affect our results of operations.

The demand for services provided by our hospitals and affiliated providers can be impacted by factors beyond our control.

Our admissions and adjusted admissions as well as volume, case-mix and acuity trends may be impacted by factors beyond our control. For example, seasonal fluctuations in the severity of influenza and other illnesses, unplanned shutdowns or unavailability of our facilities due to weather or other unforeseen events, decreases in trends in high-acuity service offerings, changes in competition from other service providers, turnover in physicians affiliated with our hospitals, governmental restrictions on the provision of medical care and changes in medical practices, treatment regimens and medical technology can have an impact on the demand for services at our hospitals and affiliated providers.

In addition, trends in physician treatment protocols and health plan design, such as health plans that shift greater financial responsibility to patients, could result in shifts to lower intensity and lower cost treatment methodologies or in patients seeking care from other providers. Efforts to shift treatment to lower-acuity settings, such as the elimination of Medicare’s inpatient-only list over a three year period beginning in 2026, and the expansion of in-home acute care models may reduce inpatient volumes and may result in patients seeking care from other providers.

In addition, certain of our facilities are located in hurricane-prone coastal regions in Florida and other states, and our operations from time to time have been adversely impacted by, and may continue to be adversely impacted by, severe weather conditions, such as hurricanes, tornadoes, floods, and winter storms. For example, certain of our facilities in Florida, Georgia and Tennessee experienced an interruption in their business and incurred additional costs as a direct result of Hurricane Helene, which made landfall in late September 2024 and Hurricane Milton, which made landfall in early October 2024, and a hospital in Florida which was sold by us in 2025 had indefinitely suspended inpatient operations due to the effects of Hurricanes Helene and Milton prior to the completion of such sale. We also could be affected by weather-related events or other environmental issues to the extent such issues adversely affect the general economy or specific markets, adversely impact our supply chain or increase the costs of supplies needed for our operations or otherwise result in disruptions impacting the communities in which our facilities are located.

The impact of these or other factors beyond our control could have an adverse effect on our business, financial position and results of operations.

The emergence and effects related to a future pandemic, epidemic, outbreak of an infectious disease or other public health crisis could adversely impact our business and operations.

As a provider of healthcare services, we are subject to the health, economic and other effects of public health conditions. For example, we were significantly impacted by the public health and economic effects of the COVID-19 pandemic. If a future pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to occur in a market in which we operate or otherwise affects our markets, our business and operations could be adversely affected. Any such crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or that are treating (or have treated) patients affected by, contagious diseases. If any of our facilities are involved, or perceived as being involved, in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Patient volumes may decline or volumes of uninsured and underinsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic, or outbreak. Further, a pandemic, epidemic, or outbreak might adversely impact our business by causing a temporary shutdown or diversion of patients, by causing disruption or delays in supply chains for materials and products or by causing staffing shortages in our facilities. Although we have contingency plans in place, including infection control and disaster plans, the potential impact of, as well as the public’s and government’s response to, any such future pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business and operations.

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

HHS continues to focus on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers more attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. An ACO is a care coordination model intended to produce savings as a result of improved quality and operational efficiency. In bundled payment models, providers accept accountability for costs and quality of care by receiving one payment for services provided to patients for certain medical conditions or episodes of care. Providers may receive supplemental Medicare payments or owe repayments to CMS depending on whether spending exceeds or falls below a specified spending target and whether certain quality standards are met. Generally, participation in Medicare bundled payment programs is voluntary, but some models are mandatory. For example, beginning January 2026, CMS requires hospitals in selected markets to participate in TEAM, a new model focused on five specified surgical procedure episodes. CMS continues to support the transition from Medicare fee-for-service models to value-based payment and care delivery models and to promote alternative payment models that involve downside risk or that shift some financial risk from conveners to providers.

There are also several state-driven value-based care initiatives. For example, some states have aligned quality metrics across payors through legislation or regulation. CMS has signaled its intent to support value-based initiatives in the Medicaid context, such as through its May 2024 final rule revising SDP arrangement requirements, which reduced state burdens to help states use these arrangements to implement value-based initiatives. However, the 2025 Reconciliation Law’s limitations on SDP arrangements may affect states’ ability to continue or increase Medicaid value-based initiatives. Commercial payors are also transitioning toward value-based reimbursement arrangements. For example, many commercial payors require hospitals to report quality data and restrict reimbursement for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures or involve downside risk, to become more common and to involve a higher percentage of reimbursement amounts. It may be difficult to predict the nature of these programs, the administrative burden involved, and their effects on our operations. It is unclear whether these and other alternative payment models will successfully coordinate care and reduce costs and whether they will decrease aggregate reimbursement. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we perform at a level below the outcomes demonstrated by our competitors, are unable to meet or exceed the quality performance standards under any applicable value-based purchasing program or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, causing our net operating revenues to decline.

Our revenues are somewhat concentrated in a relatively small number of states, which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenues are particularly sensitive to regulatory and economic changes in states in which we generate a significant portion of our revenues, including Indiana, Alabama, Texas, Florida and Tennessee. Accordingly, any change in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, or results of operations. In particular, changes to Medicaid and other payment programs in these states, including modifications, expiration or termination of Medicaid waiver programs or supplemental payment programs, could also have an adverse effect on our business, financial condition, results of operations, or cash flows. For example, a Medicaid waiver in Texas provides the federal authority for operations of most of the state’s Medicaid managed care programs and provides funding for uncompensated care. Although CMS has approved the Texas waiver program through 2030, various payment programs operated under the waiver, such as SDP programs, have more limited approval periods. The 2025 Reconciliation Law includes limitations on SDP arrangements, directing HHS to revise SDP regulations to tie caps on total payment rates paid by Medicaid managed care organizations for specified services, including hospital services, to Medicare payment rates instead of average commercial rates. Several states in which we operate, including Texas, currently tie caps on total payment rates paid by managed care organizations to average commercial rates. If SDP programs or similar programs in which we participate are modified or not extended or CMS does not continue to approve these programs, our net operating revenues could be negatively impacted.

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

We may face increased challenges recruiting and retaining quality physicians as the physician population reaches retirement age, if there is a shortage of physicians willing and able to provide comparable services. Moreover, changes in immigration or visa policies could reduce the availability of international medical graduates. In some markets, physician recruitment and retention may be affected by a shortage of physicians in certain specialties, difficulties in obtaining professional liability insurance and state law restrictions on the provision of medical care, including reproductive health services. Shortages of physicians, particularly within emergency medicine, radiology, and anesthesiology, may adversely affect hospital operations. The types, amount and duration of compensation and assistance we can provide when recruiting physicians are limited by the federal Physician Self-Referral Law (commonly known as the Stark Law), the federal Anti-Kickback Statute and similar state restrictions. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians and their patients, our ability to recruit and retain quality physicians may be negatively impacted. Challenges recruiting and retaining physicians may affect our admissions and capacity and may otherwise adversely impact our business.

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

The healthcare industry has been experiencing challenging labor market conditions. Our hospitals and other healthcare facilities, like many other healthcare providers, have experienced, and may continue to experience, increased labor costs due to labor shortages, public health conditions, inflationary conditions, workforce burnout and other factors. New limitations on federal loan eligibility and other student loan changes imposed pursuant to the 2025 Reconciliation Law may also impact healthcare personnel shortages. We may also be required to continue to enhance wages and benefits to recruit and retain nurses, other healthcare professionals and medical support personnel, and/or to hire more expensive temporary or contract personnel. In addition, in some markets in which we operate, a shortage of available nurses, other healthcare professionals and medical support personnel has been an operating issue. To the extent we are unable to maintain sufficient staffing levels at our hospitals, we may be required to limit the acute healthcare services provided at certain of our hospitals, which would have a corresponding adverse effect on our net operating revenues. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate and the available labor pool may not be sufficient for our demands. In some of our markets, employers across various industries have increased their wages for these roles, which has created more competition for this sector of employees. The impact of labor shortages across the healthcare industry may result in other healthcare facilities, such as nursing homes, limiting admissions, which may constrain our ability to discharge patients to such facilities and further exacerbate the demand on our resources.

In addition, federal and state laws and regulations may increase our costs of maintaining qualified nurses and other medical support personnel. The federal government or the states in which we operate could adopt mandatory nurse-staffing ratios or related measures aimed at regulating staffing or could revise state-level mandatory nurse-staffing ratios or related measures already in place. Any of these measures could significantly affect labor costs and could have an adverse impact on our net operating revenues if we are required to limit admissions, hire additional personnel or incur other costs in order to comply with such requirements.

We may be unable to attract, hire, and retain a highly qualified and diverse workforce, including senior management personnel and key employees.

Much of our future success depends on the continued availability and service of senior management personnel. The loss or failure to engage in adequate succession planning of any of our executive officers or other key senior management personnel could harm our business and/or our prospects. In addition, changes in our leadership, including the changes to the Company’s senior leadership team which occurred during 2025, can be inherently difficult to manage, and if we are unable to implement such changes effectively, our financial results may be adversely impacted.

At December 31, 2025, certain employees at three of our hospitals were represented by various labor unions. While we have not experienced work stoppages to date that have material and adversely affected our business or results of operations, increased or ongoing labor union activity could adversely affect our labor costs or otherwise adversely impact us. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operation during any strikes could increase our labor costs and otherwise adversely impact us. Finally, potential changes to federal labor laws and regulations, could increase the likelihood of employee unionization activity and the ability of employees to unionize, which could adversely impact our operations and financial results.

If our labor costs continue to increase, we may not be able to raise rates to offset these increased costs. We depend on the ability of these senior management team members and key employees to successfully manage our operations, and on our ability to attract and retain skilled employees. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs to patients is constrained. In the event we are not entirely effective at recruiting and retaining qualified facility management, nurses and other medical support personnel, or in controlling labor costs, this could continue to have an adverse effect on our results of operations.

We may be adversely impacted by the inability of third parties with whom we contract to provide hospital-based physicians as the result of industry-wide disruptions in the market for outsourced medical specialists.

The success of our hospitals depends in part on the adequacy of staffing, including through contracts with third parties. We contract with various third parties who provide hospital-based physicians in a number of specialties, including emergency, anesthesiology, hospitalist/inpatient care, radiology, tele-radiology and surgery. Third-party providers of hospital-based physicians, including those with whom we contract, have experienced significant disruption in the form of policy changes, including those stemming from enactment of the No Surprises Act, challenging labor market conditions resulting from a shortage of physicians and inflationary wage-related pressures, as well as increased competition through consolidation of physician groups. In some instances, providers of outsourced medical specialists have become insolvent and unable to fulfill their contracts with us for providing hospital-based physicians. Our efforts to mitigate the potential impact to our business from third-party providers who are unable to fulfill their contracts to provide hospital-based physicians, including through acquisitions of outsourced medical specialist businesses, employment of physicians and re-negotiation or assumption of existing contracts, may be unsuccessful. If we are unable to adequately contract with providers, or effectively respond to and mitigate the potential impact of third-party providers not fulfilling their contracts, our admissions may decrease, and our operating performance, capacity and growth prospects may be adversely affected, which may adversely impact our business and financial results.

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

The healthcare industry is subject to changing political, regulatory and other influences and is heavily regulated. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, has increased regulatory uncertainty and the potential for significant policy changes. President Trump has issued several executive orders that impact or may impact the healthcare industry, including orders focused on price transparency and tariffs, and a presidential advisory commission established by executive order was tasked with restructuring government agencies and eliminating government expenditures, although this commission disbanded in mid-2025. Other actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the presidential administration has significant influence on healthcare policy changes through government agency regulation. In March 2025, HHS announced a significant agency restructuring intended to reduce the HHS workforce and consolidate divisions of the agency. Changes in agency structures and staffing, such as reduction or elimination of personnel and agencies, may result in changes to established rulemaking conventions and timelines, including for regularly issued reimbursement rules, among other effects on agency operations. HHS also announced a change in its policy in public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions. These decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, expand the time period during which a plaintiff can sue regulators and may result in inconsistent judicial interpretations and delays in agency rulemaking processes. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions, including those issued by

HHS and its agencies, including CMS, the FDA, and the OIG. Impacts of the recent Supreme Court decisions could require us to make changes to our operations and have a material negative impact on our business.

The healthcare industry has been and continues to be impacted by healthcare reform efforts. Many recent reform initiatives have focused on reducing government spending and increasing or, more recently, decreasing access to health insurance. For example, the Affordable Care Act expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have and may continue to affect the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if obtained, and may impact our payor mix. For example, federal legislation temporarily enhanced subsidies available for purchasing coverage through Affordable Care Act marketplaces by lowering premiums and raising income eligibility thresholds, but these enhanced subsidies expired at the end of 2025. Their expiration may adversely impact enrollment through the Affordable Care Act marketplaces and significantly raise the uninsured rate. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections, which could increase rates of uninsured and underinsured individuals and destabilize insurance markets. Reductions in the number of insured individuals or the scope of insurance coverage, or an increase in patients covered under governmental health programs or other health plans with lower reimbursement levels, may have an adverse effect on our business.

In addition, the Medicare and Medicaid programs are subject to change, including as a result of legislation and administrative actions. For example, some members of Congress have proposed measures intended to accelerate the shift from traditional Medicare to Medicare Advantage. Legislation and administrative actions at the federal level may also impact funding for, or the structure of, the Medicaid program and may shape administration of the Medicaid program at the state level. For example, the 2025 Reconciliation Law includes significant health care policy reforms that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law limits eligibility for Medicaid by imposing work or community engagement requirements for adults under age 65 in Medicaid expansion states, including states with waiver-based expansions, subject to limited exceptions. The law also makes significant changes to Medicaid financing mechanisms, including restrictions intended to reduce the federal matching funds received by state Medicaid programs, with greater restrictions in states that have expanded Medicaid. It is difficult to predict the ultimate effects of the 2025 Reconciliation Law, as it is a complex law that mandates various changes over time, and we expect additional rulemaking and guidance from federal agencies regarding implementation. However, reductions in federal matching funds and increased state obligations and administrative burden could result in state limitations on Medicaid eligibility or coverage, among other effects, particularly if states are unable to offset reductions in federal funding. Some states have trigger laws that would end their Medicaid expansion or require other changes if the federal funding match rate is reduced or similar funding restrictions are imposed for Medicaid expansion. Although most of these trigger laws are not directly implicated by the 2025 Reconciliation Law, some states may nonetheless consider or make changes to Medicaid expansion programs due to related budgetary pressures. CMS may make changes to Medicaid payment models and may impose new restrictions or grant states additional flexibility in the administration of state Medicaid programs.

Other recent health reform initiatives and proposals at the federal and state levels include those focused on price transparency and out-of-network charges, which may impact prices, our competitive position, patient volumes and the relationships between hospitals, patients, payors, and ancillary providers (such as anesthesiologists, radiologists, and pathologists), and site-neutral payment policies, which may reduce the reimbursement we receive. Some states are considering or have imposed rate-setting measures, including limits on hospital rates. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms.

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

The data protection landscape is rapidly evolving. We are subject to numerous state and federal laws, requirements and regulations governing the collection, use, storage, processing, disclosure, retention, privacy and security of health-related and other regulated, sensitive or confidential information and may become subject to additional legal requirements of this nature in the future. For example, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009, each as amended, and the privacy and security regulations that implement these laws (collectively, “HIPAA”) establish national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. HIPAA regulates permissible uses and disclosures of PHI, establishes individual rights related to PHI, including the right to access PHI, and requires covered entities and business associates to adopt administrative, physical and technical safeguards to protect such information. Covered entities must notify affected individuals without unreasonable delay of breaches of unsecured PHI, the HHS Office for Civil Rights, or OCR, which enforces HIPAA, and, in the case of larger breaches, the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, resolution agreements, monitoring agreements, and criminal penalties including fines and/or imprisonment. A covered entity may be subject to penalties as a result of a business associate violating HIPAA. In addition, state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents. Although HIPAA does not create a private right of action allowing individuals to sue in civil court for violations, the laws and regulations have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

In addition, we are subject to consumer protection laws and regulations in connection with our business activities. For example, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. Failing to take appropriate steps to keep consumers’ personal information secure may violate the Federal Trade Commission Act. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach

Notification Rule, or HBNR, to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has taken several enforcement actions under HBNR and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, we expect scrutiny by federal and state regulators and others of our collection, use and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. Our marketing and patient engagement activities are subject to communications laws such as the Telephone Consumer Protection Act, or the TCPA, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM. Determination by a court or regulatory agency that our calling, texting or email practices violate the TCPA or CAN-SPAM could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by patients or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us.

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

CMS incentivizes the adoption and meaningful use of certified EHR technology through its Medicare Promoting Interoperability Programs and Quality Payment Program. Eligible hospitals that fail to demonstrate meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to reduced reimbursement from Medicare. Eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. Thus, any failure by our hospitals and employed professionals to properly adopt, maintain, and utilize certified EHR systems may have an adverse effect on our consolidated financial position and consolidated results of operations.

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

We have been allocating significant resources to develop, accelerate and implement our healthcare technology initiatives, including various AI/ML capabilities. The development of such AI/ML capabilities is complex and uncertain, and presents various risks and uncertainties. Our efforts to integrate AI/ML capabilities into our operations may result in unanticipated consequences and complications, and if we do not successfully implement our AI/ML systems and initiatives, or if we encounter other failures in our AI/ML systems or initiatives, this could result in legal and regulatory risk, and otherwise adversely impact us. Further, if we fail to implement AI/ML technologies and systems as effectively or rapidly as our competitors, our operations and financial results could be adversely impacted.

In addition, the legal, regulatory and ethical framework with respect to AI/ML initiatives is evolving, and remains uncertain. For example, HHS imposes transparency requirements for AI and other predictive algorithms used in certified health information technology, such as decision support interventions. We expect that additional laws, regulations, and policies will be enacted, including as a result of changes in the presidential administration, and existing laws and regulations may be interpreted in new ways, which could affect our operations and the ways in which we may use AI technology (e.g., the use of clinical support decision tools in patient care). Further, there is additional uncertainty regarding the effectiveness of state laws related to artificial intelligence as the result of an executive order issued by the current presidential administration in December 2025, which directs federal regulators to challenge and preempt state laws that the administration views as obstructive to artificial intelligence innovation. If we are unable to use AI/ML as the result of such laws and regulations, regulators restrict our ability to use AI/ML for certain purposes or our confidential information becomes part of a dataset that is accessible by other third-party AI/ML applications and uses, it could make our business less efficient, result in competitive disadvantages, increase our operating costs, hinder our ability to provide services, and subject us to potential liabilities. In addition, to the extent we use, may use or permit the data we create, receive, maintain, and transmit to be used by any AI/ML platforms, we may be subject to additional risks under health privacy and other laws and regulations. The cost to comply with applicable laws and regulations could be significant and could adversely affect our business, financial condition and results of operations. Any failure or perceived failure by us to comply with AI/ML laws and regulations could result in proceedings, investigations or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our technology and business. Any such proceedings and any subsequent adverse outcomes may subject us to significant negative publicity. In addition, AI/ML technologies are rapidly changing and present evolving legal, regulatory and ethical issues, including claims of bias, discrimination, a perceived lack of transparency, as well as sometimes unpredictable behaviors or improper use of copyrighted or other protected material, any of which could expose us to reputational or legal risk and inhibit our use of AI/ML technologies. While the ultimate impact of regulatory and legal risks associated with AI/ML is not fully known, if any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

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

In assessing the fair value of this reporting unit, we consider, among other things, the most recent price of our common stock and fair value of our long-term debt, our recent financial results, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, costs of invested capital and a discount rate. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2025 using the October 31, 2025 measurement date, which indicated no impairment.

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

Our operations depend heavily on the proper function, availability and security of our information systems, as well as those of our third-party providers, to collect, maintain, process and use sensitive data and other clinical, operational and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continual changes in information technology. Failure to adequately manage implementation of new technology, updates or enhancements of platforms or interfaces between platforms could place us at a competitive disadvantage, disrupt our operations, and have a material, adverse impact on our business and results of operations. Further, we may be adversely impacted by costs associated with new and expensive technology. In addition, we rely on third-party providers of financial, clinical, patient accounting and network information services, including those that interface with our own systems, and, as a result, we face operational challenges in maintaining multiple provider platforms and facilitating the interface of such systems with one another. We rely on these third-party providers to have appropriate controls to protect confidential information and other sensitive or regulated data. While we take steps to require third-party providers to protect confidential information and sensitive data, we do not control the information systems of third-party providers, and in some cases, we may have difficulty accessing information archived on or otherwise processed by third-party systems.

Our networks and information systems, and the networks and information systems of third parties that we rely upon, are also subject to disruption due to events such as a natural disaster, fire, telecommunications failure, power outages, new system implementations, computer viruses, ransomware or other malware, security breaches, cyber-attacks (including ransomware), human acts (such as inadvertent or intentional misuse by employees), acts of war, terrorist or criminal activities or other catastrophic events. Disaster recovery planning, whether conducted by us or a third party, cannot account for all eventualities, and may not be sufficient to mitigate against or recover from such events. If the information systems on which we rely fail or are interrupted or if our access to these systems is limited in the future, or if we experience data loss or manipulation, it could result in harm to patients, unauthorized disclosure, misuse, loss or alteration of such data, interruptions and delays in our normal business operations, potential liability under applicable laws, regulatory penalties, and damage to our reputation. Any of these could have an adverse effect on our business, financial condition or results of operations.

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

The current cyber threat environment presents increased risk for all companies, particularly companies in the healthcare industry, as the volume and intensity of cyber-attacks on hospitals and health systems have continued to increase, and we expect to experience an increase in cybersecurity threats in the future. Moreover, advanced new attacks against our information systems and devices or those of our third-party vendors create risk of cybersecurity incidents, including ransomware, malware and phishing incidents. The preventive actions we take to reduce the risk of such incidents and protect our systems and data may not be sufficient in the future. In addition, cybersecurity threats continue to evolve. Additionally, the rapid evaluation and increased adoption of AI and ML technologies may heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain and mitigate, particularly with detection devices that use voice recognition or authentication. Because the techniques used in cyber-attacks change frequently and may not be immediately recognized, we may experience security or data breaches that remain undetected for an extended time. We may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, and we still might not be able to anticipate or prevent certain attack methods.

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

As cyber threats continue to evolve and increase in volume and sophistication, we may be required to expend significant additional resources to continue to modify or enhance our protective measures. We may also be required to incur additional expenses to comply with evolving federal and state requirements related to cybersecurity, including those focused on healthcare providers. Despite our efforts to minimize our exposure to cyber-attacks, there can be no assurance that our controls and procedures, and cyber risk management processes, will be sufficient or timely in protecting our processes and information. If we or our information, systems are subject to cyber-attacks or security or data breaches in the future, or the information systems of third parties with whom we conduct business are subject to cyber-attacks or security or data breaches in the future in a manner which impacts us or our information systems, this could result in harm to patients; business and operational interruptions and delays; the loss, misappropriation, corruption or unauthorized access, acquisition, use or disclosure of data or inability to access data; litigation and potential liability under privacy, security, breach notification and consumer protection laws or other applicable laws, including HIPAA; reputational damage; federal and state governmental inquiries, civil monetary penalties, settlement agreements, corrective action plans and monitoring requirements, any of which could have an adverse effect on our business, financial condition or results of operations. Moreover, any significant cybersecurity event may require us to devote significant management time and resources to address and respond to any such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. Further, there is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.

Additionally, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may create conflicting reporting obligations and inhibit our ability to quickly provide complete and reliable information to patients, business relations, and regulators, as well as to the public. Moreover, while we have insurance coverage in place designed to address certain aspects of cybersecurity risks, such insurance coverage may exclude certain types of claims or otherwise be insufficient to cover all losses or all types of claims that may arise.

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

We do not believe that risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, despite our security measures and cyber risk management processes, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that materially affects us. For additional information regarding the risks to us associated with cybersecurity incidents, see “A cyber-attack or security breach could result in the compromise of our facilities, confidential data or critical data systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, privacy and data protection laws and regulations, consumer protection laws, common law or other theories, subject us to litigation and federal and state governmental inquiries and actions, damage our reputation, adversely impact our financial results and otherwise be disruptive to our business.” included in Part I, Item 1A of this Form 10-K.

We maintain a cybersecurity insurance policy that provides coverage in connection with cybersecurity incidents. However, costs and damages associated with cybersecurity incidents may not be fully insured under our insurance policy, and (to the extent otherwise covered) are subject to applicable deductibles.

Governance

Our cybersecurity risk management processes are integrated into our overall risk management system. Our Board of Directors is responsible for the overall supervision of our risk management activities. The Board of Directors’ oversight of the material risks faced by us occurs at both the full board level and at the committee level. In addition, the Audit and Compliance Committee has primary oversight responsibility regarding our information security, data security, data privacy, and other cybersecurity programs, procedures and risks, including disaster recovery and business continuity. Further, the Audit and Compliance Committee and our Board of Directors receive updates at least quarterly from management, including our Chief Digital and Information Officer, or CDIO, covering our programs for managing cybersecurity risks, including data privacy and data protection risks. Additionally, the Audit and Compliance Committee and the Board of Directors actively participate in discussions with management and among themselves regarding cybersecurity risks.

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

In addition, we have a Technology Risk Executive Steering Committee, a multi-disciplinary management-level team chaired by our CDIO which is responsible for assessing and overseeing our information security and cybersecurity risk management policies, practices and priorities and for assessing and monitoring key cybersecurity risks with respect to reporting such risks within the organization.

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

A key component of our enterprise risk management program is our incident response plan, which provides for controls and procedures in connection with cybersecurity incidents. Under this plan, we have a cybersecurity incident command, a multi-disciplinary management-level team led by the CISO. The plan provides that the incident response team will conduct an initial assessment in the event of a cybersecurity incident meeting certain criteria elevated for the review of senior members of the cybersecurity team. In such event, the plan provides that the incident response team will assess whether a cybersecurity incident has the potential to materially impact the organization and whether public disclosure is required or advisable in connection therewith, and further provides that, if appropriate, any such cybersecurity incident may be further elevated for the review of senior management, the Audit and Compliance Committee and/or the Board of Directors.

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

The following table shows the location, date of acquisition or lease inception and the number of licensed beds for the 69 hospitals owned or leased at December 31, 2025. The operating results of hospitals in the following table are consolidated for financial reporting purposes.

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Alabama
South Baldwin Regional Medical Center	Foley	142	June, 2000	Leased
Grandview Medical Center	Birmingham	440	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	180	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	125	July, 2007	Owned

Arizona
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	242	July, 2007	Owned
Tucson Women’s Hospital	Tucson	45	July, 2007	Owned
Oro Valley Hospital	Oro Valley	146	July, 2007	Owned
Tucson Northwest Transitions Inpatient Rehabilitation	Oro Valley	30	July, 2007	Owned
Northwest Medical Center Sahuarita	Sahuarita	18	November, 2020	Owned
Northwest Medical Center Houghton	Houghton	44	June, 2022	Owned

Arkansas
Northwest Health System
Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Florida
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Lower Keys Medical Center	Key West	118	January, 2014	Leased
Key West Depoo Medical	Key West	49	January, 2014	Leased
Physicians Regional Healthcare System - Collier	Naples	130	January, 2014	Owned
Physicians Regional Healthcare System - Pine Ridge	Naples	177	January, 2014	Owned
Physicians Regional Healthcare System - North	Naples	50	January, 2014	Owned
Santa Rosa Medical Center	Milton	129	January, 2014	Leased

Georgia
East Georgia Regional Medical Center	Statesboro	149	January, 2014	Owned

Indiana
Lutheran Health Network
Bluffton Regional Medical Center	Bluffton	40	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	37	July, 2007	Owned
Lutheran Downtown Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Northwest Health - Porter Hospital	Valparaiso	287	May, 2007	Owned
Northwest Health - Portage	Valparaiso	14	May, 2007	Owned
Northwest Health - La Porte Hospital	La Porte	227	March, 2016	Owned
Northwest Health - Starke Hospital	Knox	53	March, 2016	Leased

Mississippi
Merit Health Wesley	Hattiesburg	211	July, 2007	Owned
Merit Health River Region	Vicksburg	261	July, 2007	Owned
Merit Health Central	Jackson	379	January, 2014	Leased
Merit Health Rankin	Brandon	134	January, 2014	Leased
Merit Health River Oaks	Flowood	160	January, 2014	Owned
Merit Health Woman’s Hospital	Flowood	109	January, 2014	Owned
Merit Health Natchez	Natchez	179	October, 2014	Owned

Missouri
Moberly Regional Medical Center	Moberly	99	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	93	December, 2000	Leased
Poplar Bluff Regional Medical Center	Poplar Bluff	240	January, 2014	Owned
Poplar Bluff Regional Medical Center - Westwood	Poplar Bluff	170	January, 2014	Owned

New Mexico
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Carlsbad Medical Center	Carlsbad	99	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

Oklahoma
AllianceHealth Madill	Madill	25	January, 2014	Leased
AllianceHealth Durant	Durant	138	January, 2014	Owned

Pennsylvania
Commonwealth Health Network
Wilkes-Barre General Hospital	Wilkes-Barre	369	April, 2009	Owned
Regional Hospital of Scranton	Scranton	186	May, 2011	Owned
Moses Taylor Hospital	Scranton	122	January, 2012	Owned

Tennessee
Tennova Healthcare - Clarksville	Clarksville	270	July, 2007	Owned
Tennova - Jefferson Memorial Hospital	Jefferson City	58	January, 2014	Leased
Tennova - LaFollette Medical Center	LaFollette	66	January, 2014	Owned
Tennova - Newport Medical Center	Newport	130	January, 2014	Owned
Tennova - North Knoxville Medical Center	Powell	172	January, 2014	Owned
Tennova - Turkey Creek Medical Center	Knoxville	111	January, 2014	Owned

Texas
Lake Granbury Medical Center	Granbury	73	January, 1997	Leased
Laredo Medical Center	Laredo	326	October, 2003	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	224	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
DeTar Healthcare System	Victoria	163	July, 2007	Owned
DeTar Healthcare System - North	Victoria	115	July, 2007	Owned

Total Licensed Beds at December 31, 2025		10,458

Total Hospitals at December 31, 2025		69

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

Commercial Litigation and Other Lawsuits

Tower Health, f/k/a Reading Health System, et al v. CHS/Community Health Systems, Inc., et al. This breach of contract action is pending in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs allege breaches of an asset purchase agreement in connection with the sale of Pottstown Memorial Medical Center. The alleged breaches regard plaintiffs’ contention that the defendants failed to disclose certain conditions related to the physical plant of the hospital, along with various other alleged breaches of the asset purchase agreement. The plaintiffs filed an amended complaint on July 22, 2019. Trial for this matter began May 3, 2021, and closed on October 5, 2021. On September 6, 2022, the District Court issued a Memorandum Opinion denying all of Tower Health’s claims and entering a judgment in favor of the Company. The District Court also awarded the Company its attorneys’ fees and costs. On October 4, 2022, Tower Health filed a Rule 59 motion to alter or amend the District Court’s judgment and a Rule 15 motion to amend its pleadings. The Company has filed oppositions to both motions and has separately moved for its attorney’s fees. On August 11, 2023, the District Court denied Tower Health’s Rule 59 and Rule 15 motions. Tower Health appealed the District Court’s judgment to the United States Court of Appeals for the Third Judicial District. The Third Circuit Court of Appeals affirmed the District Court’s opinion, awarded our attorneys’ fees and costs on appeal, and ordered the case remanded to the District Court on October 2, 2024. We have reached a settlement of the attorneys’ fees issue, and this matter has been fully resolved.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. As of February 13, 2026, there were approximately 160 holders of record of our common stock.

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2025, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable. The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

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

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. At December 31, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following table contains information about our purchases of common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1, 2025 -
October 31, 2025	4,364	$3.13	—	—
November 1, 2025 -
November 30, 2025	—	—	—	—
December 1, 2025 -
December 31, 2025	—	—	—	—
Total	4,364	$3.13	—	—

(a)
Includes 4,364 shares withheld by us to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no open market share repurchase programs for shares of our common stock during the three months ended December 31, 2025.

Item 6. Reserved

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Executive Overview

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 36 distinct markets across 14 states. As of December 31, 2025, our subsidiaries own or lease 69 affiliated hospitals, with more than 10,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition, Divestiture and Closure Activity

During the year ended December 31, 2025, we paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers and other ancillary businesses that operate within the communities served by our hospitals. The purchase price for these transactions was primarily allocated to property and equipment, intangible assets, working capital, noncontrolling interests and goodwill.

During 2025, we completed the divestiture of four hospitals and the sale of a majority interest in three hospitals. These hospitals represented annual net operating revenues in 2024 of approximately $792 million and we received total net proceeds of over $1.0 billion in connection with these dispositions. In addition, on December 1, 2025, we completed a transaction pursuant to which Laboratory Corporation of America Holdings acquired select assets and assumed certain leases of the ambulatory outreach business of the Company’s subsidiaries across 13 states, including certain patient service centers and in-office phlebotomy locations, for a total purchase price paid to us at the closing of approximately $194 million of cash, before transaction expenses.

During 2024, we completed the divestiture of two hospitals. These hospitals represented annual net operating revenues in 2023 of approximately $198 million and we received total net proceeds of approximately $174 million in connection with these dispositions. These total net proceeds do not include additional cash consideration which has been, and may continue to be, received in connection with the sale of Tennova Healthcare – Cleveland that was completed on August 1, 2024, beyond the approximately $160 million of cash received at closing. In this regard, during the three months ended December 31, 2025, we received additional cash consideration of approximately $91 million as a result of modifications to applicable supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Additional cash consideration may be received in one or more future periods, or a portion of the consideration previously received may be returned by us to the buyer, subject to periodic reconciliations as set forth in the asset purchase agreement underlying the transaction.

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

The following table provides a summary of hospitals that we divested (or, in the cases of Lutheran Rehabilitation Hospital, in which we sold a majority ownership interest, Merit Health Biloxi and Merit Health Madison, in which we divested our 50% ownership interest, and in the case of Cedar Park Regional Medical Center, in which we divested our 80% ownership interest) during the years ended December 31, 2025, 2024 and 2023:

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, MS	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, FL	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, FL	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, NC	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, MS	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, TX	126	June 30, 2025
Northwest Health Physicians' Specialty Hospital	Washington Regional Medical Center	Fayetteville, AR	20	December 1, 2025

2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

In addition to hospitals divested in 2025, we completed the disposition of four hospitals subsequent to December 31, 2025, as follows:

•
On October 24, 2025, we entered into a definitive agreement to sell Regional Hospital of Scranton (186 licensed beds) and Moses Taylor Hospital (122 licensed beds) in Scranton, Pennsylvania, as well as Wilkes-Barre General Hospital (369 licensed beds) in Wilkes-Barre, Pennsylvania, and certain related businesses to affiliates of Tenor Health Foundation. These dispositions were completed on February 1, 2026. Consideration received for the sale of these hospitals included $33 million of cash received by us at closing (which amount is subject to post-closing adjustment) plus a $15 million promissory note from the buyer. Additional cash consideration may be received by us in one or more future periods contingent upon collections of certain patient accounts receivable during the 90-day period following the closing effective date.
•
On October 30, 2025, we entered into a definitive agreement to sell our 80% ownership interests in two joint ventures which respectively own and operate Tennova Healthcare - Clarksville (270 licensed beds) and certain ancillary businesses located in Clarksville, Tennessee, to subsidiaries of Vanderbilt University Medical Center, or VUMC. This disposition was completed effective February 1, 2026. We received proceeds from this sale of approximately $623 million of cash, after giving effect to estimated working capital and before certain transaction expenses (subject to a post-closing working capital adjustment). In addition, contemporaneous with the closing of the transaction, in connection with the balance of certain amounts due to the joint ventures from us and in accordance with the terms of the purchase agreement, we distributed approximately $23 million of cash to VUMC for their share of amounts owed to the joint ventures by us. Prior to this transaction, VUMC held a minority interest in the joint ventures, and purchased the remaining interests in the joint ventures through this transaction. For additional information about this transaction, see the Current Reports on Form 8-K filed by us with the SEC on October 30, 2025 and February 2, 2026.

In addition on January 20, 2026, we entered into a definitive agreement pursuant to which The Health Care Authority of the City of Huntsville (d/b/a Huntsville Hospital Health System) agreed to acquire substantially all of the assets, and assume certain liabilities, from us related to Crestwood Medical Center (180 licensed beds) in Huntsville, Alabama, and ancillary businesses for $450 million of cash, subject to adjustment for net working capital and any finance leases assumed. There can be no assurance that this transaction will be completed, or if this transaction is completed, the ultimate timing of the completion of this transaction. For additional information about this transaction, see the Current Report on Form 8-K filed by us with the SEC on January 20, 2026.

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

Overview of Operating Results

Net operating revenues decreased from approximately $12.6 billion for the year ended December 31, 2024 to approximately $12.5 billion for the year ended December 31, 2025. On a same-store basis, net operating revenues for the year ended December 31, 2025 increased $541 million, compared to the same period in 2024.

We had net income of $676 million during the year ended December 31, 2025, compared to net loss of $(362) million for the year ended December 31, 2024. Net income for the year ended December 31, 2025 included the following:

•
an after-tax benefit of $107 million for gain from early extinguishment of debt,
•
an after-tax charge of $7 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax benefit of $249 million resulting from a gain related to the divestiture of four hospitals and laboratory outreach business and additional cash consideration received from a prior year divestiture, partially offset by losses on the divestiture of our ownership interest in three separate hospitals and the impairment of certain long-lived assets that were idled or disposed as well as divestiture related costs.

In addition, net income during the year ended December 31, 2025, was positively impacted by an income tax benefit of approximately $163 million recognized during the three months ended September 30, 2025, resulting from a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation in connection with the federal budget legislation which was enacted on July 4, 2025.

Net loss for the year ended December 31, 2024 included the following:

•
an after-tax benefit of $27 million for gain from early extinguishment of debt,
•
an after-tax charge of $40 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes,
•
an after-tax charge of $250 million resulting from the impairment of long-lived assets that were idled, disposed or held-for-sale, a loss on the sale of one hospital and a gain on the sale of one hospital, and
•
an after-tax charge of $116 million for a change in estimate for professional liability claims accrual.

Consolidated inpatient admissions for the year ended December 31, 2025, decreased 5.4%, compared to the year ended December 31, 2024, and consolidated adjusted admissions for the year ended December 31, 2025, decreased 6.3%, compared to the year ended December 31, 2024. Same-store inpatient admissions for the year ended December 31, 2025, increased 1.5%, compared to the year ended December 31, 2024, and same-store adjusted admissions for the year ended December 31, 2025, increased 0.6%, compared to the year ended December 31, 2024.

Self-pay revenues represented approximately 0.8% and 1.3% of net operating revenues for the years ended December 31, 2025 and 2024, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 12.0% and 9.5% for the years ended December 31, 2025 and 2024, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.2% and 0.9% for the years ended December 31, 2025 and 2024, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business and is heavily regulated. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, has increased regulatory uncertainty and the likelihood of ongoing significant policy changes. President Trump has issued several executive orders that impact or may impact the healthcare industry, including orders focused on price transparency and tariffs, and an executive order established a presidential advisory commission tasked with restructuring government agencies and reducing government expenditures, although this commission was disbanded in mid-2025. Other actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the presidential administration has significant influence on healthcare policy changes through government agency regulation. In March 2025, HHS announced a significant agency restructuring that will reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including

Loper Bright Enterprises v. Raimondo. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions and result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. Moreover, evolving interpretations or enforcement of applicable laws and regulations could require us to make changes in our facilities or operations or require us to incur other costs to comply. For example, in May 2025, CMS rescinded EMTALA guidance issued to hospitals by the prior presidential administration regarding the preemption of state laws restricting abortion. Hospitals may face conflicting interpretations as to the requirements imposed by EMTALA in relation to state laws that address access to abortion or other reproductive health services.

In the last two decades, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation affecting the healthcare system, including laws intended to increase access to health insurance and reduce healthcare costs and government spending and increase or, more recently, decrease access to health insurance. For example, the Affordable Care Act expanded health insurance coverage through a combination of public program expansion and private sector health insurance reforms, but changes in the law’s implementation, subsequent legislation and regulations, state initiatives and other factors have affected or may affect the number of individuals that elect or are able to obtain public or private health insurance and the scope of such coverage, if obtained. COVID-19 relief legislation, as modified by subsequent legislation, temporarily enhanced subsidies available for individuals to purchase coverage through Affordable Care Act marketplaces through 2025, but these enhanced subsidies expired at the end of 2025. Their expiration may significantly increase the number of people who are uninsured. Further, CMS issued a final rule in June 2025 that standardizes and shortens the open enrollment period for individual market coverage, both on and off the Affordable Care Act marketplaces, and requires stricter income-verification measures, among other changes. This rule is currently the subject of legal challenges. Moreover, the 2025 Reconciliation Law includes healthcare policy changes that are expected to decrease access to health insurance. Among other provisions, the 2025 Reconciliation Law makes changes to Affordable Care Act marketplace insurance, including effectively ending automatic renewals of coverage by requiring pre-enrollment verification of eligibility and restricting subsidized marketplace coverage and Medicare and Medicaid eligibility based on immigration status. Other legislative and executive branch initiatives related to health insurance could also result in increased prices for consumers purchasing health insurance coverage or may permit the sale of insurance plans that do not satisfy current Affordable Care Act consumer protections. Any of these developments could increase rates of uninsured and underinsured individuals and destabilize insurance markets.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the state Medicaid programs in a manner that could materially and adversely affect us. For example, the 2025 Reconciliation Law includes policy changes that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law limits eligibility for Medicaid, including by imposing work or community engagement requirements for adults in Medicaid expansion states, and limits some Medicaid financing mechanisms, including through restrictions intended to reduce the federal matching funds received by state Medicaid programs. Reductions in federal matching funds and increased state obligations and administrative burden could have significant effects, such as resulting in state limitations on eligibility or coverage or changes to Medicaid expansion programs, particularly if states are unable to offset reductions. The effects of the 2025 Reconciliation Law could be particularly significant in states that expanded Medicaid under the Affordable Care Act, especially if a significant number of individuals formerly covered under Medicaid expansion lose Medicaid eligibility but do not obtain other health insurance coverage. Of the 14 states in which we operated hospitals as of December 31, 2025, eight states have taken action to expand their Medicaid programs. The other six states in which we operated hospitals as of December 31, 2025 have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas, in which states we operated a significant number of hospitals as of December 31, 2025. Although we are unable to fully assess the magnitude of the future impact of the 2025 Reconciliation Law, we expect the law to adversely impact our revenue and financial results as well as increase the amount of our self-pay patients, including as a result of this legislation’s limitations on Medicaid eligibility and reductions in federal Medicaid funding as noted above.

Future Medicaid reform proposals may result in further reductions to Medicaid expenditures and involve additional administrative changes. For example, some members of Congress and the presidential administration have raised, and Congress may in the future adopt, other proposals intended to reduce Medicaid expenditures such as restructuring the Medicaid program to give states a “block grant” or fixed amount of overall funding for their respective Medicaid programs or to impose spending caps such as per Medicaid beneficiary limits on federal contributions. Any future changes that reduce federal funding for Medicaid expansion populations could trigger laws in some states that would end those states’ Medicaid expansion or require other changes to the program. In addition to changes related to federal funding, CMS administrators may make changes to Medicaid payment models and may impose new restrictions or grant states additional flexibilities in the administration of Medicaid programs.

The federal deficit and other federal and state budgetary pressures have affected government healthcare program expenditures, and we anticipate these effects will continue. For example, the 2025 Reconciliation Law is expected to decrease federal healthcare spending, particularly with respect to Medicaid, and is generally expected to have significant impact on state budgets, which may result in state-level changes such as reductions to the scope of covered services or tax increases. It is possible that future legislation will impose or otherwise result in additional spending reductions.

The 2025 Reconciliation Law authorized the Rural Health Transformation, or RHT, Program, which is intended to strengthen and modernize healthcare in rural communities. Through the RHT Program, $50 billion in federal grants will be distributed over five years, with $10 billion available in each of federal fiscal years 2026 through 2030, which may partially offset Medicaid spending reductions expected as a result of the 2025 Reconciliation Law as described herein, although the magnitude of such grants will be far less than the anticipated Medicaid spending reductions. In December 2025, CMS announced that all 50 states will receive awards under the RHT Program. Providers may be granted subcontracts or subawards and providers could receive payments for healthcare items and services, subject to funding policies and limitations. All funds must be spent before October 1, 2032.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. This reduction to payment rates adversely affected our results for the nine months ended September 30, 2025. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually until the past invalidated payments are offset. This 0.5% reduction began in calendar year 2026 and was expected to continue for approximately 16 years, but CMS has indicated that it may accelerate this timeline by implementing a larger reduction beginning in calendar year 2027. We anticipate that the reduction to the outpatient PPS conversion factor will adversely impact our results.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Year Ended December 31,
	2025	2024	2023
Medicare	17.4%	18.1%	19.9%
Medicare Managed Care	18.0	17.7	16.8
Medicaid	16.0	14.8	14.3
Managed Care and other third-party payors	47.8	48.1	47.9
Self-pay	0.8	1.3	1.1
Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare, Medicare Managed Care and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as gain (loss) on investments, rental income and cafeteria sales. We generally expect the portion of revenues received from the Medicare and Medicare Managed Care programs to increase over the long-term due to the general aging of the population and other factors. The general trend toward increased enrollment in Medicare Managed Care and Medicaid managed care programs, which has slowed or reversed in some cases in recent years, may adversely affect our net operating revenues. We may also be impacted by regulatory requirements imposed on insurers, such as minimum medical-loss ratios and specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. Our relationships with payors may be impacted by policy developments such as price transparency initiatives and out-of-network billing restrictions, including those in the No Surprises Act. There can be no assurance that we will retain our existing reimbursement arrangements or that third-party payors will not attempt to further reduce the rates they pay for our services. The revenues we receive and our relationships with payors are also expected to be impacted by the 2025 Reconciliation Law, which includes healthcare policy changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in each of the years ended December 31, 2025, 2024 and 2023.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2025	2024	2023
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(88.0)	(89.5)	(89.0)
Depreciation and amortization	(3.4)	(3.8)	(4.0)
Impairment and gain (loss) on sale of businesses, net	3.3	(2.4)	0.7
Income from operations	11.9	4.3	7.7
Interest expense, net	(7.0)	(6.8)	(6.7)
Gain from early extinguishment of debt	0.8	0.2	0.6
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1
Income (loss) before income taxes	5.8	(2.2)	1.7
Provision for income taxes	(0.4)	(0.7)	(1.6)
Net income (loss)	5.4	(2.9)	0.1
Less: Net income attributable to noncontrolling interests	(1.3)	(1.2)	(1.2)
Net income (loss) attributable to Community Health Systems,
Inc. stockholders	4.1%	(4.1)%	(1.1)%

	Year Ended December 31,
	2025	2024
Percentage (decrease) increase from prior year:
Net operating revenues	(1.2)%	1.2%
Admissions (b)	(5.4)	(3.2)
Adjusted admissions (c)	(6.3)	(3.4)
Average length of stay (d)	(2.3)	(2.2)
Net income (loss) attributable to Community Health Systems, Inc. stockholders	198.6	(288.0)
Same-store percentage increase from prior year (e):
Net operating revenues	4.6%	5.5%
Admissions (b)	1.5	3.2
Adjusted admissions (c)	0.6	2.7

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net operating revenues decreased by 1.2% to approximately $12.5 billion for the year ended December 31, 2025, from approximately $12.6 billion for the year ended December 31, 2024. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $541 million, or 4.6%, during the year ended December 31, 2025, compared to the same period in 2024. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates, higher supplemental reimbursement program revenue and favorable changes in payor mix, partially offset by lower acuity. Non-same-store net operating revenues decreased $690 million during the year ended December 31, 2025, compared to the same period in 2024, with the decrease attributable primarily to the divestiture of hospitals during 2025 and 2024, partially offset by an increase in non-patient revenue resulting primarily from the receipt of $28 million during the three months ended September 30, 2025 for the settlement of a legal matter. On a consolidated basis, inpatient admissions decreased by 5.4% and adjusted admissions decreased by 6.3% during the year ended December 31, 2025, compared to the same period in 2024. On a same-store basis, net operating revenues per adjusted admission increased 4.0%, while inpatient admissions increased by 1.5% and adjusted admissions increased by 0.6% for the year ended December 31, 2025, compared to the same period in 2024.

Operating expenses, as a percentage of net operating revenues, decreased from 95.7% during the year ended December 31, 2024 to 88.1% during the year ended December 31, 2025. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, decreased from 89.5% for the year ended December 31, 2024 to 88.0% for the year ended December 31, 2025. Salaries and benefits increased as a percentage of net operating revenues from 42.9% for the year ended December 31, 2024 to 43.3% for the year ended December 31, 2025, primarily due to an increased hiring commensurate with lower utilization of contract labor. Supplies, as a percentage of net operating revenues, decreased from 15.4% for the year ended December 31, 2024 to 14.9% for the year ended December 31, 2025, primarily due to changes in the mix of services and the benefit of cost savings initiatives. Other operating expenses, as a percentage of net operating revenues, decreased from 28.8% for the year ended December 31, 2024 to 27.6% for the year ended December 31, 2025, primarily due to a change in estimate for the professional liability claims accrual recorded in 2024 partially offset by higher medical specialist fees and increased supplemental reimbursement program expense. Lease cost and rent, as a percentage of net operating revenues, decreased from 2.4% for the year ended December 31, 2024 to 2.2% for the year ended December 31, 2025.

Depreciation and amortization, as a percentage of net operating revenues, decreased to 3.4% for the year ended December 31, 2025 from 3.8% for the year ended December 31, 2024 primarily due to a reduction in the amortization of capitalized internal-use software and the impact of hospital divestitures in 2025 and 2024.

Impairment and (gain) loss on sale of businesses, net was a net gain of $406 million for the year ended December 31, 2025, compared to expense of $301 million for the same period in 2024. The gain in 2025 and expense in 2024 related primarily to divestiture activity during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

Interest expense, net, increased by $10 million to $870 million for the year ended December 31, 2025 compared to $860 million for the same period in 2024. This was primarily due to our refinancing activity during 2025 and 2024.

Gain from early extinguishment of debt of $97 million was recognized during the year ended December 31, 2025, compared to $25 million in the same period in 2024, as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources.”

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for the years ended December 31, 2025 and 2024.

The net results of the above-mentioned changes resulted in income (loss) before income taxes changing by $1.0 billion to an income of $724 million for the year ended December 31, 2025 from a loss of $(283) million for the same period in 2024.

Our provision for income taxes for the years ended December 31, 2025 and 2024 was $48 million and $79 million, respectively, and the effective tax rates were 6.6% and (27.9)% for the years ended December 31, 2025 and 2024, respectively. The change in the provision for income taxes for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to higher pre-tax income in 2025 compared to 2024 and a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation as a result of the 2025 Reconciliation Law which resulted in an income tax benefit of approximately $163 million recognized by us during the year ended December 31, 2025.

Net income (loss), as a percentage of net operating revenues, was income of 5.4% for the year ended December 31, 2025, compared to loss of (2.9)% for the same period in 2024.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, was 1.3% for the year ended December 31, 2025, compared to 1.2% for the same period in 2024.

Net income (loss) attributable to Community Health Systems, Inc. was income of $509 million for the year ended December 31, 2025, compared to a loss of $(516) million for the same period in 2024.

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

Impairment and (gain) loss on sale of businesses, net was expense of $301 million for the year ended December 31, 2024, compared to income of $87 million for the same period in 2023. The expense in 2024 and the gain in 2023 related primarily to divestiture activity during each respective period as discussed more specifically under “Acquisition, Divestiture and Closure Activity” herein.

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

Liquidity and Capital Resources

2025 Compared to 2024

Net cash provided by operating activities was approximately $543 million for the year ended December 31, 2025, compared to $480 million for the year ended December 31, 2024. The increase in cash provided by operating activities is primarily due to lower professional liability claim payments and increased non-patient revenues, partially offset by increased cash paid for interest and taxes. Total cash paid for interest increased to approximately $804 million for the year ended December 31, 2025, from approximately $741 million for the year ended December 31, 2024. Cash paid for income taxes, net of refunds received, resulted in a net payment of $249 million and $171 million during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, approximately $169 million and $17 million, respectively, of cash paid for income taxes related to the gains on hospitals divested during the periods.

Our net cash provided by investing activities was approximately $847 million for the year ended December 31, 2025, compared to cash used in investing activities of approximately $275 million for the year ended December 31, 2024, a change of approximately $1.122 billion. The change during the year ended December 31, 2025, compared to the prior year, was impacted by an increase of $1.080 billion in cash proceeds from dispositions of hospitals and other ancillary operations, partially offset by a decrease of $15 million in cash from the net impact of the purchases and sales of available-for-sale debt and equity securities.

Our net cash used in financing activities was $1.167 billion for the year ended December 31, 2025, compared to $206 million for the year ended December 31, 2024, an increase of $961 million. This was primarily due to the net impact of our debt borrowings and repayments during the year ended December 31, 2025, compared to the same period in 2024.

2024 Compared to 2023

Net cash provided by operating activities was approximately $480 million for the year ended December 31, 2024, compared to $210 million for the year ended December 31, 2023. The increase in cash provided by operating activities is primarily due to increased collections of patient accounts receivable and lower cash paid for interest, partially offset by increased income tax payments. Total cash paid for interest decreased to approximately $741 million for the year ended December 31, 2024, from approximately $801 million for the year ended December 31, 2023. Cash paid for income taxes, net of refunds received, resulted in a net payment of $171 million and $91 million during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, approximately $17 million and $47 million, respectively, of cash paid for income taxes related to the gains on hospitals divested during the periods.

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

Liquidity

Net working capital was approximately $1.0 billion and $956 million at December 31, 2025 and December 31, 2024, respectively. Net working capital increased by approximately $70 million between December 31, 2024 and December 31, 2025. The increase is primarily due to increases in cash and other current assets and decreases in accounts payable, accrued liabilities for employee compensation and other during the year ended December 31, 2025, partially offset by decreases in patient accounts receivable, prepaid expenses and prepaid income taxes.

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

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc., or CHS, a revolving asset-based loan facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At December 31, 2025, we had no outstanding borrowings and approximately $786 million of additional borrowing capacity (after taking into consideration $34 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the year ended December 31, 2025 by $32 million, primarily due to a reduction in collateral for an insurance-related bond. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

2025 Financing Activity

On May 9, 2025, CHS completed the offering of $700 million aggregate principal amount of 10.750% Senior Secured Notes due June 15, 2033, or the 10¾% Senior Secured Notes due 2033, to a multi-asset investment manager through a privately negotiated agreement. The 10¾% Senior Secured Notes due 2033 bear interest at a rate of 10.750% per year payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. Proceeds from issuance of the 10¾% Senior Secured Notes due 2033, together with cash on hand, were used to redeem all of our outstanding 8% Senior Secured Notes due 2027 and to pay related fees and expenses.

In addition, approximately $584 million principal amount of the 6⅞% Senior Unsecured Notes due 2028 were redeemed in May 2025 via a tender offer using cash on-hand of approximately $438 million. Upon completion of the tender offer, approximately $42 million principal amount of the 6⅞% Senior Unsecured Notes due 2028 remained outstanding.

For additional information regarding the sale of the 10¾% Senior Secured Notes due 2033, the redemption of the 8% Senior Secured Notes due 2027, and the tender offer, see the Current Reports on Form 8-K filed by the Company with the SEC on April 23, 2025, May 7, 2025, and May 9, 2025.

On August 12, 2025, CHS completed an offering of $1.790 billion principal amount of 9.750% Senior Secured Notes due 2034, or the 9¾% Senior Secured Notes due 2034. The proceeds from the issuance of the 9¾% Senior Secured Notes due 2034 were used to redeem $1.743 billion principal amount of our 5.625% Senior Secured Notes due 2027, or approximately 99% of the total outstanding principal amount, that were validly tendered and accepted for purchase pursuant to a tender offer that launched on July 28, 2025, and was completed on August 25, 2025, and to pay related fees and expenses. Upon completion of the tender offer, approximately $14 million principal amount of the 5.625% Senior Secured Notes due 2027 remained outstanding. The 9¾% Senior Secured Notes due 2034 bear interest at a rate of 9.750% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The 9¾% Senior Secured Notes due 2034 are unconditionally guaranteed on a senior-priority secured basis by us and each of the current and future domestic subsidiaries that provide guarantees under the ABL Facility.

For additional information regarding the sale of the 9¾% Senior Secured Notes due 2034, the redemption of the 5.625% Senior Secured Notes due 2027, and the tender offer, see the Current Reports on Form 8-K filed by us with the SEC on July 29, 2025 and August 12, 2025.

During the three months ended December 31, 2025, the Company exercised a special call provision to redeem 10% or approximately $223 million in principal amount of our 10.875% Senior Secured Notes due 2032 at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. In addition, on February 2, 2026, the Company exercised the same special call provision to redeem an additional 10% or approximately $223 million in principal amount of the 10.875% Senior Secured Notes due 2032, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. Moreover, during the three months ended December 31, 2025, we redeemed all $14 million in outstanding principal amount of the remaining 5.625% Senior Secured Notes due 2027.

During the year ended December 31, 2025, a pre-tax gain from early extinguishment of debt of approximately $97 million was recognized associated with these 2025 financing activities discussed above.

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

Additional Liquidity Information

For information regarding our amended and restated asset-based loan (ABL) credit agreement and our other outstanding indebtedness, see Note 6 - Long Term Debt of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. Our ability to meet the restricted covenants and financial ratios and tests in the ABL Facility and the indentures governing our outstanding notes can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under the ABL Facility and/or the indentures that govern our outstanding notes. Upon the occurrence of an event of default under the ABL Facility or indentures that govern our outstanding notes, all amounts outstanding under the ABL Facility and the indentures that govern our outstanding notes may become immediately due and payable and all commitments under the ABL Facility to extend further credit may be terminated.

As of December 31, 2025, approximately $16 million of our outstanding debt of approximately $10.4 billion is due within the next 12 months and all of our outstanding debt has a fixed rate of interest. Our debt as a percentage of total capitalization was 113% at December 31, 2025, compared to 117% at December 31, 2024.

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

As noted above, during the years ended December 31, 2025 and 2024, we extinguished a portion of certain series of our outstanding notes through open market repurchases, privately negotiated transactions, tender offers, and redemptions. We may elect from time to time to continue to purchase our outstanding debt through open market purchases, privately negotiated transactions, tender offers, redemptions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities laws requirements, and other factors.

Capital Resources

Material cash requirements from known contractual and other obligations primarily consist of purchase obligations, long-term debt and related interest payments, operating leases, finance leasing and financing obligations, and capital expenditures related to routine capital, information systems infrastructure and applications, replacement or de novo construction projects and bed expansion projects, certain commitments and other investments. Refer to Notes 6, 9 and 16 of the Notes to Consolidated Financial Statements for amounts outstanding at December 31, 2025 related to long-term debt, and related interest payments, operating leases, finance leasing and financing obligations, and certain commitments.

Purchase obligations include supplies and third-party services purchased in the normal course of business. Open purchase orders total $109 million at December 31, 2025 and substantially all such amounts are due in the next 12 months. Other investments include, among other things, purchases of investments in unconsolidated affiliates which are expected to be incurred within the next 24 months.

Cash expenditures for purchases of facilities and other related businesses were approximately $1 million in 2025, $25 million in 2024 and $38 million in 2023, which were primarily related to expenditures for physician practices, clinics and other ancillary businesses.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as freestanding emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures for the year ended December 31, 2025 totaled $335 million compared to $360 million in 2024 and $467 million in 2023.

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

In addition to the commitment to spend up to $15 million toward the construction of a replacement facility in Knox, Indiana, other off-balance sheet arrangements consist of letters of credit issued on the ABL Facility, primarily in support of potential insurance-related claims and specified outstanding bonds of approximately $34 million as well as approximately $5 million representing the maximum potential amount of future payments under physician recruiting guarantee commitments in excess of the liability recorded at December 31, 2025.

We expect total capital expenditures of approximately $350 million to $400 million in 2026.

Reimbursement, Legislative and Regulatory Changes

Ongoing presidential actions, legislative and regulatory efforts and judicial interpretations could reduce or otherwise adversely affect the amount of payments we receive from Medicare and Medicaid and other payors, including through lapses in appropriations and holds on or cancellations of congressionally authorized spending. As noted above, the 2025 Reconciliation Law includes healthcare policy changes that are expected to decrease access to health insurance and result in significant cuts to federal healthcare spending. There is uncertainty regarding the implementation and ultimate impact of the law, but it may adversely affect our revenues. In addition, within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under those programs. It is unclear how the restructuring efforts within HHS or broader governmental deregulatory initiatives will impact administration of or payment under the Medicare and Medicaid programs. Legal challenges to healthcare regulations and agency guidance, including those related to Medicare and Medicaid payment policies, may also adversely affect payments, and we expect legal challenges to increase as a result of recent U.S. Supreme Court decisions as noted above. The increased potential for legal challenges may result in delays in and other impacts to the agency rulemaking process. Further, the federal and state governments may reduce the funds available under the Medicare and Medicaid programs, require repayment of previously received funds or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and further restructuring of the financing and delivery of healthcare in the United States. Any of these events could adversely impact our future financial results. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or otherwise determined or that are currently or may in the future be under consideration. Moreover, we cannot predict whether additional reimbursement reductions, including as a result of the factors described above, will be made or whether any such changes or other restructuring of the financing and delivery of healthcare would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2025 from our estimated reimbursement percentage, net income for the year ended December 31, 2025 would have changed by approximately $97 million, and net patient accounts receivable at December 31, 2025 would have changed by $126 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for each of the years ended December 31, 2025, 2024 and 2023.

Patient Accounts Receivable

Substantially all of our accounts receivable are related to providing healthcare services to patients at our hospitals and affiliated businesses. Collection of these patient accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.

We estimate any adjustments to the transaction price for implicit price concessions by reserving a percentage of all self-pay patient accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. Our ability to estimate the transaction price and any implicit price concessions is not impacted by not utilizing an aging of our net patient accounts receivable as we believe that substantially all of the risk exists at the point in time such accounts are identified as self-pay. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, numerous factors may affect the net realizable value of patient accounts receivable. If the actual collection percentage differed by 1% at December 31, 2025 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2025 would have changed by $35 million, and net patient accounts receivable at December 31, 2025 would have changed by $45 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross patient accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion and $1.6 billion at December 31, 2025 and 2024, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our patient accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated patient accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 54 days and 55 days at December 31, 2025 and 2024, respectively.

Total gross patient accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $16.9 billion and $17.3 billion as of December 31, 2025 and 2024, respectively. The approximate percentage of total gross patient accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At December 31, 2025:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	1%
Medicare Managed Care	17%	3%	3%	3%
Medicaid	5%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	4%
Self-Pay	7%	5%	7%	8%

At December 31, 2024:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	—%
Medicare Managed Care	16%	3%	3%	2%
Medicaid	6%	1%	1%	1%
Managed Care and other third-party payors	19%	3%	3%	3%
Self-Pay	7%	6%	8%	8%

The approximate percentage of total gross patient accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor type is as follows:

	December 31,
	2025	2024
Insured receivables	73.5%	72.4%
Self-pay receivables	26.5	27.6
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay patient accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 90% at both December 31, 2025 and 2024. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both December 31, 2025 and 2024.

Goodwill

At December 31, 2025, we had approximately $3.3 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2025 using the October 31, 2025 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using weighted-average risk free rates of 3.5% in 2025 and 3.7% in both 2024 and 2023. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses or, for increased losses specifically attributable to certain divestitures, within impairment and (gain) loss on sales of businesses, net in the accompanying consolidated statements of income (loss).

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of December 31, 2025 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

	Year Ended December 31,
	2025	2024	2023
Accrual for professional liability claims, beginning of year	$573	$443	$467
Liability for insured claims (1)	3	13	17
Expense related to:
Current accident year	163	145	98
Prior accident years	64	170	69
Expense from discounting	5	—	1
Total incurred loss and loss expense (2)	232	315	168
Paid claims and expenses related to:
Current accident year	(1)	—	—
Prior accident years	(169)	(198)	(209)
Total paid claims and expenses	(170)	(198)	(209)
Accrual for professional liability claims, end of year	$638	$573	$443

(1)
The liability for insured claims is recorded in the consolidated balance sheets with a corresponding insurance recovery receivable.
(2)
Total expense, including premiums for insured coverage, was $295 million in 2025, $372 million in 2024 and $208 million in 2023.

In the ordinary course of business, our expense with respect to professional liability claims, which is actuarially determined, is limited to amounts not covered by third-party insurance policies, which typically provide coverage for professional liability claims. During the year ended December 31, 2023, we experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates due to adverse claim developments. During the years ended December 31, 2024, in connection with our periodic review of the professional liability claims accrual, we, with input from our third-party actuary, considered recent increases in the amounts paid to resolve outstanding professional liability claims arising in prior periods as well as recent increases in individual claim accruals for unresolved prior period claims. The emergence in the period of adverse developments, including from social inflationary pressures, impacted the actuarially determined estimate for the resolution of professional liability claims and resulted in an upward revision to the professional liability claims accrual estimate in the amount of $149 million during the year ended December 31, 2024, the majority of which increase in estimate related to divested locations. There were no other significant changes in our estimate of the reserve for professional liability claims during the years ended December 31, 2025, 2024 and 2023.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $45 million at December 31, 2025. A total of $9 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2025. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income (loss) as income tax expense.

Our income tax returns for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. We believe the result of this examination will not be material to our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2026 for Community Health Systems, Inc. for the tax periods ended December 31, 2021 and 2022.

Recent Accounting Pronouncements

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-K. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, the current interest rate environment, current geopolitical instability, impacts from the imposition of, or changes in tariffs, as well as the impact on us of financial, credit, capital, political, and legislative conditions, including any federal government shutdowns;
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
•
the effects related to the sequestration spending reductions pursuant to the Budget Control Act of 2011 and the potential for spending reductions under future legislation, including as may be required under the Pay-As-You-Go Act of 2010;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in market value of marketable securities including debt and equity securities held by our wholly-owned captive insurance subsidiaries as well as securities held for certain deferred compensation plans. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. There was $5 million of comprehensive income resulting from the net unrealized gains on marketable securities during the year ended December 31, 2025.

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

We are also exposed to market risk related to changes in interest rates, primarily as a result of the ABL Facility, which bears interest based on floating rates. At December 31, 2025, we had no outstanding borrowings under the ABL Facility.

The estimated fair value of our long-term debt, excluding finance leases, was approximately $10.0 billion at December 31, 2025. The estimates of fair value are based upon the quoted market prices for the same or similar issues of long-term debt with the same maturities. Based on a hypothetical 1% increase in interest rates, the potential annualized reduction to future pre-tax earnings would be approximately $106 million. To mitigate the impact of fluctuations in interest rates, we generally target a majority of our debt portfolio to be maintained at fixed rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Community Health Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Companyˮ) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statementsˮ). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Patient Accounts Receivable — Refer to Note 1 - Basis of Presentation and Significant Accounting Policies to the financial statements

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

Given that auditing management’s estimate of self-pay price concessions was complex and judgmental due to the significant data inputs and subjective assumptions utilized in determining related amounts, performing audit procedures to evaluate whether the self-pay price concessions were appropriately recorded as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort.

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

Professional Liability Claims — Refer to Note 16 - Commitments and Contingencies to the financial statements

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

Given the subjectivity of estimating the projected settlement value of reported and unreported claims, performing audit procedures to evaluate whether professional liability claims were appropriately recorded as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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
February 19, 2026

We have served as the Company’s auditor since 1996.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In millions, except share and per share data)
Net operating revenues	$12,485	$12,634	$12,490
Operating expenses:
Salaries and benefits	5,412	5,418	5,415
Supplies	1,864	1,946	1,993
Other operating expenses	3,424	3,642	3,388
Lease cost and rent	277	299	319
Depreciation and amortization	426	486	505
Impairment and (gain) loss on sale of businesses, net	(406)	301	(87)
Total operating expenses	10,997	12,092	11,533
Income from operations	1,488	542	957
Interest expense, net of interest income of $2, $3 and $2 in 2025, 2024 and 2023, respectively	870	860	830
Gain from early extinguishment of debt	(97)	(25)	(72)
Equity in earnings of unconsolidated affiliates	(9)	(10)	(8)
Income (loss) before income taxes	724	(283)	207
Provision for income taxes	48	79	191
Net income (loss)	676	(362)	16
Less: Net income attributable to noncontrolling interests	167	154	149
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$509	$(516)	$(133)
Earnings (loss) per share attributable to Community Health Systems, Inc. stockholders:
Basic	$3.81	$(3.90)	$(1.02)
Diluted	$3.77	$(3.90)	$(1.02)
Weighted-average number of shares outstanding:
Basic	133,564,227	132,101,768	130,445,677
Diluted	135,012,240	132,101,768	130,445,677

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
		(In millions)
Net income (loss)	$676	$(362)	$16
Other comprehensive income (loss), net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax of $1, $0 and $1 for the years ended December 31, 2025, 2024 and 2023, respectively	5	—	6
Amortization and recognition of unrecognized pension cost components, net of tax of $1, $1 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively	(4)	4	1
Other comprehensive income	1	4	7
Comprehensive income (loss)	677	(358)	23
Less: Comprehensive income attributable to noncontrolling interests	167	154	149
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$510	$(512)	$(126)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$260	$37
Patient accounts receivable (Note 1)	2,077	2,286
Supplies	322	331
Prepaid income taxes	13	53
Prepaid expenses	181	236
Other current assets	381	358
Total current assets	3,234	3,301
Property and equipment
Land and improvements	399	427
Buildings and improvements	5,453	5,658
Equipment and fixtures	3,060	3,075
Property and equipment	8,912	9,160
Less accumulated depreciation and amortization	(4,409)	(4,384)
Property and equipment, net	4,503	4,776
Goodwill	3,316	3,789
Deferred income taxes	50	13
Other assets, net of accumulated amortization of $1,317 and $1,501 at December 31, 2025 and 2024, respectively	2,101	2,175
Total assets	$13,204	$14,054
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$16	$20
Current operating lease liabilities	110	115
Accounts payable	842	913
Accrued liabilities:
Employee compensation	569	596
Accrued interest	238	222
Other	433	479
Total current liabilities	2,208	2,345
Long-term debt	10,380	11,432
Deferred income taxes	25	231
Long-term operating lease liabilities	537	535
Other long-term liabilities	891	828
Total liabilities	14,041	15,371
Redeemable noncontrolling interests in equity of consolidated subsidiaries	322	359
Commitments and contingencies (Note 16)
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 138,626,917 shares issued and outstanding at December 31, 2025, and 138,919,641 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	2,185	2,175
Accumulated other comprehensive loss	(9)	(10)
Accumulated deficit	(3,571)	(4,080)
Total Community Health Systems, Inc. stockholders’ deficit	(1,394)	(1,914)
Noncontrolling interests in equity of consolidated subsidiaries	235	238
Total stockholders’ deficit	(1,159)	(1,676)
Total liabilities and stockholders’ deficit	$13,204	$14,054

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders’
	Interests	Shares	Amount	Capital	Loss	Deficit	Interests	Deficit
		(In millions, except share data)
Balance, December 31, 2022	$541	134,703,717	$1	$2,084	$(21)	$(3,431)	$92	$(1,275)
Comprehensive income (loss)	73	—	—	—	7	(133)	76	(50)
Contributions from noncontrolling interests	1	—	—	—	—	—	4	4
Distributions to noncontrolling interests	(72)	—	—	—	—	—	(69)	(69)
Purchase of subsidiary shares from noncontrolling interests	(7)	—	—	5	—	—	—	5
Other reclassifications of noncontrolling interests	(266)	—	—	121	—	—	142	263
Noncontrolling interests in acquired entity	10	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	43	—	—	(43)	—	—	—	(43)
Cancellation of restricted stock for tax withholdings on vested shares	—	(722,606)	—	(4)	—	—	—	(4)
Issuance of common stock in connection with the exercise of stock options	—	15,001	—	—	—	—	—	—
Stock-based compensation	—	2,778,799	—	22	—	—	—	22
Balance, December 31, 2023	323	136,774,911	1	2,185	(14)	(3,564)	245	(1,147)
Comprehensive income (loss)	58	—	—	—	4	(516)	96	(416)
Contributions from noncontrolling interests	1	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(55)	—	—	—	—	—	(100)	(100)
Purchase of subsidiary shares from noncontrolling interests	34	—	—	(28)	—	—	—	(28)
Other reclassifications of noncontrolling interests	1	—	—	—	—	—	1	1
Disposition of less-than-wholly owned hospital	(4)	—	—	—	—	—	(4)	(4)
Noncontrolling interests in acquired entity	3	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(2)	—	—	2	—	—	—	2
Cancellation of restricted stock for tax withholdings on vested shares	—	(657,876)	—	(1)	—	—	—	(1)
Stock-based compensation	—	2,802,606	—	17	—	—	—	17
Balance, December 31, 2024	359	138,919,641	1	2,175	(10)	(4,080)	238	(1,676)
Comprehensive income	61	—	—	—	1	509	106	616
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(72)	—	—	—	—	—	(92)	(92)
Purchase of subsidiary shares from noncontrolling interests	(1)	—	—	(1)	—	—	(1)	(2)
Disposition of less-than-wholly owned hospital	(27)	—	—	—	—	—	(16)	(16)
Cancellation of restricted stock for tax withholdings on vested shares	—	66,666	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	—	(4,364)	—	—	—	—	—	—
Stock-based compensation	—	(355,026)	—	11	—	—	—	11
Balance, December 31, 2025	$322	138,626,917	$1	$2,185	$(9)	$(3,571)	$235	$(1,159)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$676	$(362)	$16
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	426	486	505
Deferred income taxes	(243)	(116)	35
Stock-based compensation expense	11	17	22
Impairment and (gain) loss on sale of businesses, net	(406)	301	(87)
Gain from early extinguishment of debt	(97)	(25)	(72)
Other non-cash expenses, net	173	188	181
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	99	(66)	(193)
Supplies, prepaid expenses and other current assets	44	(75)	(82)
Accounts payable, accrued liabilities and income taxes	(36)	137	(50)
Other	(104)	(5)	(65)
Net cash provided by operating activities	543	480	210
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(1)	(25)	(38)
Purchases of property and equipment	(335)	(360)	(467)
Proceeds from disposition of hospitals and other ancillary operations	1,254	174	432
Proceeds from sale of property and equipment	8	5	28
Purchases of available-for-sale debt securities and equity securities	(139)	(81)	(137)
Proceeds from sales of available-for-sale debt securities and equity securities	123	80	232
Purchases of investments in unconsolidated affiliates	—	(9)	(11)
Increase in other investments	(63)	(59)	(65)
Net cash provided by (used in) investing activities	847	(275)	(26)
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(1)	(4)
Deferred financing costs and other debt-related costs	(16)	(9)	(3)
Proceeds from noncontrolling investors in joint ventures	2	1	5
Redemption of noncontrolling investments in joint ventures	(3)	(3)	(1)
Distributions to noncontrolling investors in joint ventures	(164)	(155)	(141)
Other borrowings	41	25	39
Issuance of long-term debt	2,470	1,236	989
Proceeds from ABL Facility	3,021	3,763	3,176
Repayments of long-term indebtedness	(6,516)	(5,063)	(4,324)
Net cash used in financing activities	(1,167)	(206)	(264)
Net change in cash and cash equivalents	223	(1)	(80)
Cash and cash equivalents at beginning of period	37	38	118
Cash and cash equivalents at end of period	$260	$37	$38
Supplemental disclosure of cash flow information:
Interest payments	$(804)	$(741)	$(801)
Income tax payments, net of refunds	$(249)	$(171)	$(91)

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate general acute care hospitals as well as outpatient facilities in communities across the country. At December 31, 2025, the Company’s subsidiaries own or lease 69 affiliated hospitals, with more than 10,000 beds, and operate more than 1,000 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent Company”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

At December 31, 2025, Indiana, Alabama, Texas, Florida and Tennessee represent the only areas of significant geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 16.8% in 2025, 16.7% in 2024, and 17.1% in 2023. Net operating revenues generated by the Company’s hospitals in Alabama, as a percentage of consolidated net operating revenues, were 15.8% in 2025, 15.4% in 2024, and 14.4% in 2023. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 11.9% in 2025, 12.5% in 2024, and 11.7% in 2023. Net operating revenues generated by the Company’s hospitals in Florida, as a percentage of consolidated net operating revenues, were 8.2% in 2025, 9.6% in 2024, and 11.1% in 2023. Net operating revenues generated by the Company’s hospitals in Tennessee, as a percentage of consolidated net operating revenues, were 8.3% in 2025, 7.7% in 2024, and 7.7% in 2023.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Principles of Consolidation. The consolidated financial statements include the accounts of the Parent Company, its subsidiaries, all of which are controlled by the Parent Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent Company are presented as a component of total equity in the consolidated balance sheets to distinguish between the interests of the Parent Company and the interests of the noncontrolling owners. Revenues, expenses and income from these subsidiaries are included in the consolidated amounts as presented in the consolidated statements of income (loss), along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity in the consolidated balance sheets.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation within these notes to the consolidated financial statements.

Cost of Revenue. Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $284 million, $304 million and $248 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in these corporate office costs is stock-based compensation of $11 million, $17 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in corporate office costs during the year ended December 31, 2025, compared to the same period in 2024, is primarily due to the impact of certain non-recurring adjustments recorded in 2024.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities. The Company’s marketable securities consist of debt securities that are classified as trading or available-for-sale and equity securities. Available-for-sale debt securities are reported at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ deficit. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Other comprehensive income (loss), net of tax, included unrealized gains of $5 million and $6 million during the years ended December 31, 2025 and 2023, respectively. There was no comprehensive income or loss resulting from unrealized gains and losses on marketable securities for the year ended December 31, 2024.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (3 to 20 years), buildings and improvements (5 to 40 years) and equipment and fixtures (3 to 18 years). Costs capitalized as construction in progress were $121 million and $88 million at December 31, 2025 and 2024, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $7 million, $17 million and $13 million for the years ended December 31, 2025, 2024 and 2023, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $109 million and $129 million at December 31, 2025 and 2024, respectively.

The Company also leases certain facilities and equipment under finance leases (see Note 9) Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets. During the year ended December 31, 2025, the Company had non-cash investing activity of $1 million related to certain facility and equipment additions that were financed through finance leases and other debt.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year. There was no goodwill impairment charge during the years ended December 31, 2025, 2024 and 2023 as a result of the Company’s annual impairment evaluation.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third-party contractual arrangements as well as patient discounts and other patient price concessions. During each of the years ended December 31, 2025, 2024 and 2023, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s net operating revenues during the years ended December 31, 2025, 2024 and 2023 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Year Ended December 31,
	2025	2024	2023
Medicare	$2,172	$2,282	$2,484
Medicare Managed Care	2,251	2,242	2,103
Medicaid	1,991	1,870	1,790
Managed Care and other third-party payors	5,975	6,078	5,978
Self-pay	96	162	135
Total	$12,485	$12,634	$12,490

Patient Accounts Receivable

Patient accounts receivable are recorded at net realizable value based on certain assumptions determined by each payor. For third-party payors including Medicare, Medicare Managed Care, Medicaid and Managed Care, the net realizable value is based on the estimated contractual reimbursement percentage, which is based on current contract prices or historical paid claims data by payor. For self-pay patient accounts receivable, which includes patients who are uninsured and the patient responsibility portion for patients with insurance, the net realizable value is determined using estimates of historical collection experience without regard to aging category. These estimates are adjusted for estimated conversions of patient responsibility portions, expected recoveries and any anticipated changes in trends.

Patient accounts receivable can be impacted by the effectiveness of the Company’s collection efforts. Additionally, significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage and related policies could affect the net realizable value of patient accounts receivable. The Company also continually reviews the net realizable value of patient accounts receivable by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, the impact of recent acquisitions and dispositions and the impact of current macroeconomic conditions and other events.

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $130 million and $125 million at December 31, 2025 and 2024, respectively, and these amounts are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $154 million and $161 million at December 31, 2025 and 2024, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2022.

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company made certain updates to its policy during the year ended December 31, 2025 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in expenses related to charity care services during the year ended December 31, 2025, compared to the same period in 2024 as referenced below.

These charity care services are estimated to be $1.5 billion, $1.2 billion and $1.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $149 million, $117 million and $140 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements and the asset is amortized over the life of each respective agreement. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. At December 31, 2025 and 2024, the unamortized portion of these physician income guarantees was $6 million and $8 million, respectively, and is recorded in other assets in the consolidated balance sheets.

Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Patient accounts receivable, net of contractual allowances, from Medicare was $147 million and $175 million at December 31, 2025 and 2024, respectively, representing 5% of consolidated net patient accounts receivable at both December 31, 2025 and 2024.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the year ended December 31, 2025, the Company recorded a net gain of approximately $406 million, comprised of (i) a gain of approximately $387 million related to the divestiture of four hospitals and the Company’s laboratory outreach business, and (ii) additional cash consideration received of approximately $91 million, partially offset by (i) an approximately $34 million impairment charge to adjust the carrying value of long-lived assets at three hospitals that were divested at a price below carrying value, and (ii) an approximately $38 million impairment charge recorded to reduce the carrying value of several assets that were idled or disposed. During the year ended December 31, 2025, approximately $451 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

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

Other Comprehensive Income (Loss). Other comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplier Finance Program. The Company has an agreement with a third-party financial institution that allows participating suppliers the ability to finance payment obligations from the Company. The Company is not party to the agreements among suppliers and the third-party financial institution and does not receive compensation from this arrangement. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decision to finance amounts under the arrangement. The Company has not pledged assets as security or provided guarantees as part of this program. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable in the Company’s consolidated balance sheets, totaled $2 million and $3 million at December 31, 2025 and 2024, respectively. Payment obligations under the program average approximately $20 million to $30 million per quarter and are timely settled such that the inflows into the program approximate the outflows in each period presented.

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

New Accounting Pronouncements. In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the “probable-to-complete” threshold. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. At December 31, 2025, 11,614,859 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Year Ended December 31,
	2025	2024	2023
Effect on income (loss) before income taxes	$(11)	$(17)	$(22)
Effect on net income (loss)	$(8)	$(13)	$(17)

During the year ended December 31, 2025, a reversal of approximately $4 million of stock-based compensation expense was recorded for restricted stock awards and stock options that were forfeited and cancelled. The Company routinely evaluates its assumption for forfeitures or cancellations and adjusts its estimate to account for employee departures, including retirement, in accordance with the terms of the 2009 Plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2025, $12 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and RSUs (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 20 months. Of that amount, $1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 20 months and $11 million related to outstanding unvested restricted stock and RSUs was expected to be recognized over a weighted-average period of 20 months. There were no modifications to awards during the years ended December 31, 2025, 2024 and 2023.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	88.7%	90.1%	87.3%
Expected dividends	—	—	—
Expected term	6 years	6 years	6 years
Risk-free interest rate	4.0%	4.3%	4.2%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for the years ended December 31, 2025, 2024 and 2023, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of December 31, 2025, and changes during each of the years in the three-year period prior to December 31, 2025, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2025
Outstanding at December 31, 2022	2,831,751	$7.32
Granted	814,000	6.15
Exercised	(15,001)	4.95
Forfeited and cancelled	—	—
Outstanding at December 31, 2023	3,630,750	7.07
Granted	901,000	2.87
Exercised	—	—
Forfeited and cancelled	(41,000)	4.97
Outstanding at December 31, 2024	4,490,750	6.24
Granted	806,000	3.01
Exercised	(66,666)	2.87
Forfeited and cancelled	(1,432,334)	5.59
Outstanding at December 31, 2025	3,797,750	$5.86	6.4 years	$—
Exercisable at December 31, 2025	2,599,740	$6.98	5.5 years	$—

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023, was $2.27, $2.19 and $4.61, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($3.12) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2023 was less than $1 million. There were no stock option exercises during the year ended December 31, 2024. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of December 31, 2025, and changes during each of the years in the three-year period prior to December 31, 2025, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	5,541,065	$8.53
Granted	2,746,000	6.04
Vested	(2,164,570)	6.85
Forfeited	(68,672)	8.16
Unvested at December 31, 2023	6,053,823	8.00
Granted	2,858,000	2.89
Vested	(2,211,906)	8.39
Forfeited	(190,672)	7.68
Unvested at December 31, 2024	6,509,245	5.63
Granted	2,738,000	3.02
Vested	(1,647,325)	6.46
Forfeited	(2,839,173)	5.91
Unvested at December 31, 2025	4,760,747	3.68

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then serving non-management directors received grants under the 2009 Plan of 59,801 RSUs, 62,718 RSUs and 29,268 RSUs on March 1, 2025, 2024 and 2023, respectively. The March 2025, 2024 and 2023 grants each had a grant date fair value of approximately $180,000. In addition to the grants set forth above, on March 1, 2024 and 2023, the Chairman of the Board of Directors was awarded an additional grant of 92,334 RSUs and 43,089 RSUs, respectively, each with a grant date fair value of approximately $265,000, as additional

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation for serving as Chairman of the Board of Directors. Pursuant to the Company’s non-management director compensation program, on June 1, 2024, a new non-management director, who was elected to the Board of Directors at the Annual Meeting of the Company’s stockholders on May 7, 2024 (the “2024 Annual Meeting”), received a grant of 62,718 RSUs (the same number of RSUs granted to the other non-management directors on March 1, 2024). Due to the higher closing price of the Company’s common stock on June 1, 2024 compared to March 1, 2024, the grant date fair value of the June 1, 2024 award was approximately $248,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of seven directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2025 to a future date. A total of five directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2024 to a future date, and the non-management director who was elected to the Board of Directors at the 2024 Annual Meeting elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on June 1, 2024 to a future date. A total of four directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted on March 1, 2023 to a future date.

RSUs outstanding under the 2009 Plan as of December 31, 2025, and changes during each of the years in the three-year period prior to December 31, 2025, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	512,360	$7.54
Granted	365,037	6.15
Vested	(101,471)	7.75
Forfeited	—	—
Unvested at December 31, 2023	775,926	6.86
Granted	907,668	2.95
Vested	(135,278)	7.66
Forfeited	—	—
Unvested at December 31, 2024	1,548,316	4.49
Granted	777,413	3.01
Vested	(255,892)	4.80
Forfeited	—	—
Unvested at December 31, 2025	2,069,837	3.90

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2025, 2024 and 2023, one or more subsidiaries of the Company paid approximately $1 million, $25 million and $38 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics, ambulatory surgery centers, urgent care centers and other ancillary businesses that operate within the communities served by the Company’s affiliated hospitals. During the year ended December 31, 2024, a majority of the amount paid related to the Company’s purchase of a group of urgent care centers operating in and around Tucson, Arizona. During the year ended December 31, 2023, a majority of the amount paid related to the Company’s purchase of certain assets from American Physician Partners (“APP”). This transaction, which resulted in the Company recording a definite-lived intangible asset for the acquisition of an assembled workforce, was accounted for as an asset acquisition. In connection with these acquisitions, inclusive of the urgent care centers and APP, the Company allocated the purchase price to property and equipment, working capital, intangible assets, noncontrolling interests and goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Divestitures

The following table provides a summary of hospitals that the Company divested (or, in the cases of Lutheran Rehabilitation Hospital, in which the Company sold a majority ownership interest, Merit Health Biloxi and Merit Health Madison, in which the Company divested its 50% ownership interest, and in the case of Cedar Park Regional Medical Center, in which the Company divested its 80% ownership interest) during the years ended December 31, 2025, 2024 and 2023.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, MS	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, FL	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, FL	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, NC	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, MS	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, TX	126	June 30, 2025
Northwest Health Physicians’ Specialty Hospital	Washington Regional Medical Center	Fayetteville, AR	20	December 1, 2025

2024 Divestitures:
Tennova Healthcare - Cleveland	Hamilton Health Care Systems, Inc.	Cleveland, TN	351	August 1, 2024
Davis Regional Medical Center	Iredell Memorial Hospital	Statesville, NC	144	October 1, 2024

2023 Divestitures:
Greenbrier Valley Medical Center	Vandalia Health, Inc.	Ronceverte, WV	122	January 1, 2023
Plateau Medical Center	Vandalia Health, Inc.	Oak Hill, WV	25	April 1, 2023
Medical Center of South Arkansas	SARH Holdings, Inc.	El Dorado, AR	166	July 1, 2023
Lutheran Rehabilitation Hospital	Select Medical Corporation	Fort Wayne, IN	36	September 1, 2023
AllianceHealth Ponca City	Integris Health	Ponca City, OK	140	November 1, 2023
AllianceHealth Woodward	Integris Health	Woodward, OK	87	November 1, 2023
Bravera Health Brooksville	Tampa General Hospital	Brooksville, FL	120	December 1, 2023
Bravera Health Spring Hill	Tampa General Hospital	Spring Hill, FL	124	December 1, 2023
Bravera Health Seven Rivers	Tampa General Hospital	Crystal River, FL	128	December 1, 2023

Effective August 1, 2024, the Company completed the sale of Tennova Healthcare – Cleveland to Hamilton Health Care Systems, Inc. In addition to the base purchase price of approximately $160 million which was received at a preliminary closing on July 31, 2024, the Company is entitled to receive additional cash consideration contingent upon potential modifications to supplemental reimbursement programs as more specifically provided in the asset purchase agreement underlying the transaction. Modifications to the applicable supplemental reimbursement programs were approved as of June 30, 2025, and a third party was engaged during the three months ended September 30, 2025 to calculate the additional consideration due to the Company. In connection therewith, the Company received additional cash consideration of approximately $91 million in October 2025 under the terms of the asset purchase agreement. Such amount qualified for recognition as impairment (gain) loss on sale of businesses in the Company’s consolidated statements of income (loss) during the three months ending December 31, 2025. Additional cash consideration may be received in one or more future periods, or a portion of the consideration previously received may be returned by the Company to the buyer, subject to periodic reconciliations as set forth in the asset purchase agreement.

On December 1, 2025, the Company completed the transaction contemplated by that certain asset purchase agreement dated as of July 22, 2025, as amended, pursuant to which Laboratory Corporation of America Holdings acquired select assets and assumed certain leases of the ambulatory outreach business of the Company’s subsidiaries across 13 states, including certain patient service centers and in-office phlebotomy locations. The total purchase price paid to the Company at the closing of this transaction was $194 million, before certain transaction expenses.

On October 24, 2025, the Company entered into a definitive agreement to sell Regional Hospital of Scranton (186 licensed beds) and Moses Taylor Hospital (122 licensed beds) in Scranton, Pennsylvania, as well as Wilkes-Barre General Hospital (369 licensed beds) in Wilkes-Barre, Pennsylvania, and certain related businesses to affiliates of Tenor Health Foundation. These hospitals did not meet the criteria for classification as held-for-sale as of December 31, 2025. This disposition was completed on February 1, 2026, as further described in Note 17.

On October 30, 2025, the Company entered into a definitive agreement to sell its 80% ownership interests in two joint ventures which respectively own and operate Tennova Healthcare - Clarksville (270 licensed beds) and certain ancillary businesses located in Clarksville, Tennessee, to subsidiaries of Vanderbilt University Medical Center (“VUMC”) for $600 million, subject to adjustment based on the closing net working capital and the closing balance of amounts due to the joint ventures from the Company. VUMC

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

previously held a minority ownership interest in these joint ventures and purchased the remaining ownership interests through this transaction. This hospital was classified as held-for-sale as of December 31, 2025. This disposition was completed on February 1, 2026, as further described in Note 17.

The following table discloses amounts included in the consolidated balance sheet for hospitals classified as held-for-sale as of December 31, 2025 and 2024 (in millions). Other current assets primarily includes patient accounts receivable and prepaid expenses. Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. Accrued liabilities primarily includes lease obligations for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation at December 31, 2025, 2024, or 2023.

	December 31,
	2025	2024
Other current assets	$58	$28
Other assets, net	378	395
Accrued liabilities	(11)	(43)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows (in millions):

Balance, beginning balance	2025	2024
Goodwill	$6,603	$6,772
Accumulated impairment losses	(2,814)	(2,814)
	3,789	3,958
Goodwill acquired as part of acquisitions during current year	2	24
Goodwill allocated to hospitals divested or held-for-sale	(475)	(193)

Balance, end of year
Goodwill	6,130	6,603
Accumulated impairment losses	(2,814)	(2,814)
	$3,316	$3,789

Goodwill allocated to hospitals divested or held-for-sale reflects the net activity of changing the classification of entities as held-and-used or held-for-sale during the years ended December 31, 2025 and 2024.

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segment meets the criteria to be classified as a reporting unit. At December 31, 2025, after giving effect to the 2025 acquisition and divestiture activity, the Company had approximately $3.3 billion of goodwill recorded.

Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. The Company performed its last annual goodwill impairment evaluation during the fourth quarter of 2025 using an October 31, 2025 measurement date, which indicated no impairment.

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

Intangible Assets

No intangible assets other than goodwill were acquired during the year ended December 31, 2025. During the year ended December 31, 2024, the Company acquired goodwill as well as definite-lived intangible assets for the acquisition of assembled workforces. The gross carrying amount of the Company’s other intangible assets subject to amortization was $27 million and $28 million at December 31, 2025 and 2024, respectively, and the net carrying amount was $7 million and $15 million at December 31, 2025 and 2024, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $35 million and $38 million at December 31, 2025 and 2024, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. The Company’s intangible assets include an assembled workforce and various contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately one year. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $8 million, $9 million and $5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense on intangible assets is estimated to be $6 million and $1 million in 2026 and 2027.

The gross carrying amount of capitalized software for internal use was approximately $960 million and $982 million at December 31, 2025 and 2024, respectively, and the net carrying amount was approximately $102 million and $119 million at December 31, 2025 and 2024, respectively. The estimated amortization period for capitalized internal-use software is generally three years. There is no expected residual value for capitalized internal-use software. At December 31, 2025, there were approximately $40 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $62 million, $80 million and $80 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense on capitalized internal-use software is estimated to be $48 million in 2026, $29 million in 2027, $15 million in 2028, $8 million in 2029, $2 million in 2030 and less than $1 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. INCOME TAXES

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$262	$182	$149
State	29	13	7
	291	195	156
Deferred:
Federal	(241)	(125)	(5)
State	(2)	9	40
	(243)	(116)	35
Total provision for income taxes for income	$48	$79	$191

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate for the year ended December 31, 2025 (dollars in millions):

	Year Ended December 31, 2025
	Amount	%
Provision for income taxes at statutory federal rate	$152	21.0%
State income taxes, net of federal income tax benefit (1)	21	2.9
Nontaxable or Nondeductible Items
Net income attributable to noncontrolling interests	(35)	(4.8)
Nondeductible goodwill	59	8.1
Permanent differences	3	0.4
Change in valuation allowance	(159)	(22.0)
Tax Credits
Work opportunity tax credits	(1)	(0.1)
Change in uncertain tax position	3	0.4
Other	5	0.7
Provision for income taxes and effective tax rate for income	$48	6.6%

(1)
State taxes in Alabama and Texas comprise the majority (greater than 50%) of the tax effect in this category.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As previously disclosed for the years ended December 31, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09, the following table reconciles the differences between the statutory federal income tax rate to the effective income tax rate (dollars in millions):

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$(60)	21.0%	$44	21.0%
State income taxes, net of federal income tax benefit	17	(5.9)	37	17.9
Net income attributable to noncontrolling interests	(32)	11.3	(31)	(14.9)
Change in valuation allowance	144	(50.9)	88	42.5
Change in uncertain tax position	6	(2.0)	10	4.9
Nondeductible goodwill	15	(5.3)	29	14.1
Amended return adjustments	—	—	9	4.3
Change in tax refunds	(11)	3.9	—	—
Permanent differences	7	(2.5)	4	1.9
Provision to return	(6)	2.1	1	0.6
Other	(1)	0.4	—	—
Provision for income taxes and effective tax rate for income	$79	(27.9)%	$191	92.3%

The Company’s effective tax rates were 6.6%, (27.9)% and 92.3% for the years ended December 31, 2025, 2024 and 2023, respectively. The change in the Company’s effective tax rate for the year ended December 31, 2025, when compared to the year ended December 31, 2024, was primarily due to the tax effects of the federal budget reconciliation legislation, which was enacted on July 4, 2025 and the effects of which were recorded during the year ended December 31, 2025. A decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation resulted in an income tax benefit of approximately $163 million during the year ended December 31, 2025. This income tax benefit reduced the effective tax rate by 22.5% for the year ended December 31, 2025. The decrease in the Company’s effective tax rate for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was primarily due to a decrease in non-deductible goodwill related to divested hospitals and a decrease in (loss) income before income taxes in 2024 compared to 2023.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes at December 31, 2025 and 2024 consist of (in millions):

	December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$581	$—	$615	$—
Property and equipment	—	234	—	261
Self-insurance liabilities	29	—	34	—
Prepaid expenses	—	24	—	28
Intangibles	—	143	—	142
Investments in unconsolidated affiliates	—	33	—	81
Other liabilities	—	5	—	5
Long-term debt and interest	—	30	7	—
Patient accounts receivable	62	—	54	—
IRC Section 163(j) interest limitation	746	—	682	—
Accrued vacation	17	—	18	—
Accrued bonus	29	—	31	—
Other comprehensive income	3	—	2	—
Right-of-use assets	—	157	—	128
Right-of-use liability	165	—	136	—
Stock-based compensation	2	—	2	—
Deferred compensation	43	—	41	—
Other	17	—	23	—
Total	1,694	626	1,645	645
Valuation allowance	(1,043)	—	(1,218)	—
Total deferred income taxes	$651	$626	$427	$645

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has gross federal net operating loss carryforwards of approximately $246 million and state net operating loss carryforwards of approximately $9.9 billion, which expire from 2026 through 2045. The Company’s tax affected federal and state net operating loss and credit carryforwards are approximately $52 million and $529 million, respectively. A valuation allowance of approximately $1.0 billion has been recognized for federal and state net operating loss carryforwards, state credit carryforwards and federal and state deferred tax assets that the Company does not expect to be able to realize. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance for federal and state jurisdictions where the Company concluded that the associated deferred tax assets would not be realized decreased by $158 million and $17 million, respectively, for the year ended December 31, 2025, and increased by $144 million and $91 million, respectively, for the year ended December 31, 2024.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $45 million as of December 31, 2025. A total of $9 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2025. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income (loss) as income tax expense.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefit, beginning of year	$52	$58	$50
Gross increases — tax positions in current period	—	3	9
Reductions — tax positions in prior period	—	—	(1)
Settlements	—	(9)	—
Unrecognized tax benefit, end of year	$52	$52	$58

The Company’s income tax return for the 2018 tax year was effectively settled with the Internal Revenue Service in 2024. The settlement was not material to the Company’s consolidated results of operations or consolidated financial position. The Company’s income tax return for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2026 for Community Health Systems, Inc. for the tax periods ended December 31, 2021 and 2022.

Cash paid for income taxes, net of refunds received, were as follows (in millions):

Year Ended
December 31,
2025
Federal	$217
State	32
Foreign	—
Total cash paid for income taxes, net of refunds received	$249

During the year ended December 31, 2025, the Company purchased $50 million of solar tax credits at a discounted amount of $47 million. Such solar tax credits are considered federal estimated income tax payments. The $3 million discount is recorded as a federal income tax benefit for the year ended December 31, 2025.

The state of Alabama was the only jurisdiction that exceeded 5 percent of the total cash paid for income taxes, net of refunds received, which was $14 million for the year ended December 31, 2025.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, cash paid for income taxes, net of refunds received, was $171 million and $91 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, approximately $169 million, $17 million and $47 million, respectively, of cash paid for taxes related to gains on hospitals divested during the periods.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, consists of the following (in millions):

	December 31,
	2025	2024
8% Senior Secured Notes due 2027	$—	$700
5⅝% Senior Secured Notes due 2027	—	1,757
6⅞% Senior Notes due 2028	42	626
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	2,003	2,225
10¾% Senior Secured Notes due 2033	700	—
9¾% Senior Secured Notes due 2034	1,790	—
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	—	341
Finance lease and financing obligations	345	343
Other	25	24
Less: Unamortized deferred debt issuance costs	(217)	(272)
Total debt	10,396	11,452
Less: Current maturities	(16)	(20)
Total long-term debt	$10,380	$11,432

6⅞% Senior Notes due 2028

On November 19, 2019, CHS/Community Health Systems, Inc., a wholly-owned subsidiary of Community Health Systems, Inc., (“CHS”) issued approximately $1.7 billion aggregate principal amount of the 6⅞% Senior Notes due April 1, 2028 (“the 6⅞% Senior Notes due 2028”) in connection with the 2019 Exchange Offer. No cash proceeds were received in the 2019 Exchange Offer. The 6⅞% Senior Notes due 2028 bear interest at a rate of 6.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year. Interest on the 6⅞% Senior 2028 Notes accrues from the initial issuance date of the 6⅞% Senior Notes due 2028. Interest is calculated on the basis of a 360-day year comprised of 12 30-day months. The 6⅞% Senior Notes due 2028 are scheduled to mature on April 1, 2028. The 6⅞% Senior Notes due 2028 are unconditionally guaranteed on a senior-priority unsecured basis by the Company and each of the CHS current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS᾿ outstanding senior notes) and certain other long-term debt of CHS.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2020, the Company extinguished $226 million in principal of the 6⅞% Senior Notes due 2028 through open market repurchases and approximately $7 million via a tender offer that commenced on October 30, 2020 and expired on November 30, 2020. During the year ended December 31, 2025, CHS completed a tender offer in May 2025 for its outstanding 6⅞% Senior Unsecured Notes due 2028, pursuant to which the Company purchased $584 million in aggregate principal amount, or approximately 93%, of these outstanding notes, that was funded using cash on hand. Upon completion of the tender offer, approximately $42 million principal amount of the 6⅞% Senior Unsecured Notes due 2028 remained outstanding.

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

The Company may redeem up to 40% of the aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at any time prior to February 15, 2026, but not more than once during each 12 month period, CHS may redeem up to 10% of the original aggregate principal amount of the 4¾% Senior Secured Notes due 2031 at a redemption price equal to 103% of the principal amount of the 4¾% Senior Secured Notes due 2031 to be redeemed, plus accrued and unpaid interest, if any.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended December 31, 2025, the Company exercised a special call provision to redeem 10% or approximately $223 million, in principal amount of the 10.875% Senior Secured Notes due 2032, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest.

10¾% Senior Secured Notes due 2033

On May 9, 2025, CHS completed the offering of $700 million aggregate principal amount 10.750% Senior Secured Notes due June 15, 2033 (the “10¾% Senior Secured Notes due 2033”). The Company used the proceeds from issuance of the 10¾% Senior Secured Notes due 2033, together with cash on hand, to redeem all of its 8% Senior Secured Notes due 2027 and to pay related fees and expenses. The 10¾% Senior Secured Notes due 2033 bear interest at a rate of 10.750% per year payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2025. The 10¾% Senior Secured Notes due 2033 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the current and future domestic subsidiaries that provide guarantees under the ABL Facility (as defined below), any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

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

9¾% Senior Secured Notes due 2034

On August 12, 2025, CHS completed an offering of $1.790 billion principal amount of 9.750% Senior Secured Notes due 2034 (the “9¾% Senior Secured Notes due 2034”). The Company used the proceeds from the issuance of the 9¾% Senior Secured Notes due 2034to redeem $1.743 billion principal amount of its 5.625% Senior Secured Notes due 2027, or approximately 99% of the total outstanding principal amount, that were validly tendered and accepted for purchase pursuant to a tender offer that launched on July 28, 2025, and was completed on August 25, 2025, and to pay related fees and expenses. Upon completion of the tender offer, approximately $14 million principal amount of the 5.625% Senior Secured Notes due 2027 remained outstanding. The 9¾% Senior Secured Notes due 2034 bear interest at a rate of 9.750% per year payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The 9¾% Senior Secured Notes due 2034 are unconditionally guaranteed on a senior-priority secured basis by the Company and each of the current and future domestic subsidiaries that provide guarantees under the ABL Facility, any capital market debt securities of CHS (including CHS’ outstanding senior notes) and certain other long-term debt of CHS.

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

During the years ended December 31, 2025, 2024 and 2023, the Company extinguished a portion of certain series of its outstanding notes through open market repurchases, privately negotiated transactions, tender offers, and redemptions, as follows (in millions):

	December 31,
	2025	2024	2023
5⅝% Senior Secured Notes due 2027	$—	$143	$—
6⅞% Senior Notes due 2028	584	130	—
6% Senior Secured Notes due 2029	—	—	256
6⅞% Junior-Priority Secured Notes due 2029	—	—	142
6⅛% Junior-Priority Secured Notes due 2030	—	—	4
10⅞% Senior Secured Notes due 2032	223	—	—
Total principal amount of debt extinguished	$807	$273	$402

Financing and repayment transactions discussed above, including open market repurchases and privately negotiated transactions, resulted in a pre-tax and after-tax gain from early extinguishment of debt of $97 million and $107 million, respectively, for the year ended December 31, 2025, a pre-tax and after-tax gain from early extinguishment of debt of $25 million and $27 million, respectively, for the year ended December 31, 2024, a pre-tax and after-tax loss from early extinguishment of $72 million and $61 million, respectively, for the year ended December 31, 2023.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ABL Facility

On June 5, 2024, the Company and CHS entered into the Second Amendment and Restatement Agreement (the “Amendment”) to refinance and replace the amended and restated asset-based loan (“ABL”) credit agreement (the “ABL Credit Agreement” and, as amended by the Amendment, the “Amended and Restated ABL Credit Agreement”), dated as of November 22, 2021, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other agents party thereto. Pursuant to the Amended and Restated ABL Credit Agreement, the lenders have extended to CHS a revolving asset-based loan facility in the maximum aggregate principal amount of $1.0 billion, subject to borrowing base capacity (the “ABL Facility”). The ABL Facility includes borrowing capacity available for letters of credit of $200 million. CHS and all domestic subsidiaries of CHS that guarantee CHS’ other outstanding senior and senior secured indebtedness guarantee the obligations of CHS under the ABL Facility. Subject to certain exceptions, all obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all of the receivables, deposit, collection and other accounts and contract rights, books, records and other instruments related to the foregoing of the Company, CHS and the guarantors, as well as a perfected junior-priority third lien security interest in substantially all of the other assets of the Company, CHS and the guarantors, subject to customary exceptions and intercreditor arrangements. At December 31, 2025, the Company had no outstanding borrowings and approximately $786 million of additional borrowing capacity (after taking into consideration the $34 million of outstanding letters of credit) under the ABL Facility. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Letters of credit were reduced during the year ended December 31, 2025 by $32 million, primarily due to a reduction in collateral for an insurance-related bond.

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

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At December 31, 2025, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the year ended December 31, 2025.

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

At December 31, 2025, the scheduled maturities of long-term debt outstanding, including finance lease and financing obligations for each of the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount
2026	$16
2027	12
2028	54
2029	1,898
2030	2,773
Thereafter	5,860
Total maturities	10,613
Less: Deferred debt issuance costs	(198)
Less: Unamortized note discount	(19)
Total long-term debt	$10,396

The Company paid interest of approximately $804 million, $741 million and $801 million on borrowings during the years ended December 31, 2025, 2024 and 2023, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information at December 31, 2025 and 2024, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	December 31, 2025		December 31, 2024
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$260	$260	$37	$37
Investments in equity securities	79	79	69	69
Available-for-sale debt securities	226	226	192	192
Trading securities	5	5	5	5
Liabilities:
8% Senior Secured Notes due 2027	—	—	696	700
5⅝% Senior Secured Notes due 2027	—	—	1,722	1,686
6⅞% Senior Notes due 2028	42	35	622	457
6% Senior Secured Notes due 2029	630	644	626	577
5¼% Senior Secured Notes due 2030	1,479	1,442	1,468	1,261
4¾% Senior Secured Notes due 2031	1,055	942	1,054	822
10⅞% Senior Secured Notes due 2032	1,992	2,188	2,212	2,299
10¾% Senior Secured Notes due 2033	698	741	—	—
9¾% Senior Secured Notes due 2034	1,762	1,881	—	—
6⅞% Junior-Priority Secured Notes due 2029	1,189	1,108	1,175	940
6⅛% Junior-Priority Secured Notes due 2030	1,183	985	1,175	842
ABL Facility and other debt	21	21	359	359

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the years ended December 31, 2025 or 2024.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets recorded at fair value on a recurring basis at December 31, 2025 and 2024 (in millions):

	December 31, 2025	Level 1	Level 2	Level 3
Investments in equity securities	$79	$79	$—	$—
Available-for-sale debt securities	226	—	226	—
Trading securities	5	—	5	—
Total assets	$310	$79	$231	$—

	December 31, 2024	Level 1	Level 2	Level 3
Investments in equity securities	$69	$69	$—	$—
Available-for-sale debt securities	192	—	192	—
Trading securities	5	—	5	—
Total assets	$266	$69	$197	$—

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

Supplemental information regarding the Company’s available-for-sale debt securities (all of which had no withdrawal restrictions) is set forth in the table below (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
At December 31, 2025:
Government	$144	$1	$(8)	$137
Corporate	88	1	(4)	85
Mortgage and asset-backed securities	4	—	—	4
Total available-for-sale debt securities	$236	$2	$(12)	$226

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
At December 31, 2024:
Government	$125	$—	$(11)	$114
Corporate	72	—	(5)	67
Mortgage and asset-backed securities	11	—	—	11
Total available-for-sale debt securities	$208	$—	$(16)	$192

At December 31, 2025 and 2024, investments with aggregate estimated fair values of approximately $111 million (225 investments) and $141 million (274 investments), respectively, generated the gross unrealized losses disclosed in the above table. At each reporting date, the Company performs an evaluation of impaired securities to determine if the unrealized losses are other-than-temporary. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, and management’s ability and intent to hold the securities until fair value recovers. Based on the results of this evaluation, management concluded that at December 31, 2025, there were no other-than-temporary losses related to available-for-sale debt securities. The recent declines in value of the securities and/or length of time they have been below cost, as well as the Company’s ability and intent to hold the securities for a reasonable period of time sufficient for a projected recovery of fair value, have caused management to conclude that the securities, that have generated gross unrealized losses, were not other-than-temporarily impaired. Management will continue to monitor and evaluate the recoverability of the Company’s available-for-sale debt securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual maturities of debt-based securities held by the Company at December 31, 2025 and 2024, excluding mutual fund holdings, are set forth in the table below (in millions). Expected maturities will differ from contractual maturities because the issuers of the debt securities may have the right to prepay their obligations without prepayment penalties.

	December 31, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Within 1 year	$16	$16	$19	$19
After 1 year and through year 5	108	108	82	80
After 5 years and through year 10	69	68	58	54
After 10 years	43	34	49	39

Gross realized gains and losses on sales of available-for-sale debt securities are summarized in the table below (in millions):

	Year Ended December 31,
	2025	2024	2023
Realized gains	$—	$—	$—
Realized losses	—	(1)	(2)

Other investment income, which includes interest and dividends, related to all investment securities was $9 million, $8 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Net losses and gains recognized during the years ended December 31, 2025, 2024 and 2023 for investments in equity securities, which are broken out between investments sold during the year and investments held at the end of the year, are summarized in the table below (in millions):

	Year Ended December 31,
	2025	2024	2023
Net gains and (losses) recognized during the year on equity securities	$10	$8	$11
Less: Net gains and (losses) recognized during the year on equity securities sold during the year	3	2	(5)
Unrealized gains and (losses) recognized during the year on equity securities held at the end of year	$7	$6	$16

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease cost and rent expense for the years ended December 31, 2025, 2024 and 2023 are as follows (in millions):

	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost:
Operating lease cost	$164	$185	$211
Short-term rent expense	82	90	90
Variable lease cost	36	29	23
Sublease income	(5)	(5)	(5)
Total operating lease cost	$277	$299	$319
Finance lease cost:
Amortization of ROU assets	$9	$10	$13
Interest on finance lease liabilities	13	14	13
Total finance lease cost	$22	$24	$26

Supplemental balance sheet information related to leases was as follows (in millions):

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating Leases:
Operating Lease ROU Assets	Other assets, net	$617	$623

Finance Leases:
Finance Lease ROU Assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	237	235
	Equipment and fixtures	5	9
	Property and equipment	242	244
	Less: accumulated depreciation and amortization	(69)	(63)
	Property and equipment, net	$173	$181

Current finance lease liabilities	Current maturities of long-term debt	$2	$2
Long-term finance lease liabilities	Long-term debt	201	193

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 are as follows (in millions):

	Year Ended December 31,
Cash flow information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$163	$179	$200
Operating cash flows from finance leases	13	14	13
Financing cash flows from finance leases	2	2	3
ROU assets obtained in exchange for new finance lease liabilities	1	3	1
ROU assets obtained in exchange for new operating lease liabilities	155	101	102
Weighted-average remaining lease term:
Operating leases	9 years	9 years	9 years
Finance leases	27 years	30 years	30 years
Weighted-average discount rate:
Operating leases	8.9%	8.9%	8.8%
Finance leases	6.5%	6.1%	6.2%

(1)
Included in the change in other operating assets and liabilities in the consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and finance leases and financing obligations for each of the next five years and thereafter are as follows (in millions):

			Financing
Year Ending December 31,	Operating	Finance	Obligations
2026	$162	$15	$14
2027	132	15	14
2028	112	16	15
2029	84	14	15
2030	61	14	13
Thereafter	464	419	30
Total minimum future payments	1,015	493	101
Less: Imputed interest	(368)	(290)	41
Total liabilities	647	203	142
Less: Current portion	(110)	(2)	(2)
Long-term liabilities	$537	$201	$140

As of December 31, 2025, there were approximately $19 million of assets underlying approved but pending leases that have not yet commenced, primarily for leases of various real estate and medical equipment.

10. EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan that covers the majority of the Company’s employees. Employees at locations whose employment is covered by collective bargaining agreements are generally eligible to participate in the CHS/Community Health Systems, Inc. Standard 401(k) Plan. Total expense to the Company under the 401(k) plans was $66 million, $73 million and $64 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is recorded in salaries and benefits expense in the consolidated statements of income (loss).

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $134 million and $129 million at December 31, 2025 and 2024, respectively, and is included in other long-term liabilities in the consolidated balance sheets. Assets designated to pay benefits under these plans are discussed below.

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $7 million, $7 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The accrued benefit liability for the SERP totaled $51 million and $43 million at December 31, 2025 and 2024, respectively. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2025 were a discount rate of 5.5% and an annual salary increase of 3.0%. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2024 were a discount rate of 4.9% and an annual salary increase of 3.0%.

During 2025, certain members of executive management of the Company that were participants in the SERP retired and met the requirements for payout of their SERP retirement benefit. The SERP payout provisions require payment to the participant in an actuarially determined lump sum amount six months after the participant retires from the Company. There were no material settlement losses during the years ended December 31, 2025, 2024 and 2023.

At December 31, 2025, the Company had assets of $128 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $8 million and company-owned life insurance contracts of $120 million. At December 31, 2024, the Company had assets of $129 million in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans and the SERP, consisting of equity securities of $11 million and company-owned life insurance contracts of $118 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company previously maintained the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which was a defined benefit, non-contributory pension plan that covered certain employees at three of its formerly owned hospitals. The Pension Plan was terminated in 2024 upon transfer of the remaining lifetime obligation of the Pension Plan to a third-party via an irrevocable annuity contract. Settlement of the Pension Plan resulted in recognition of a $3 million charge during the year ended December 31, 2024. Benefits expense under the Pension Plan was $4 million for the year ended December 31, 2024, inclusive of the aforementioned settlement charge. Benefits expense under the Pension Plan was less than $1 million for the year ended December 31, 2023.

11. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding at December 31, 2025, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. At December 31, 2025, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ deficit (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Community Health Systems,
Inc. stockholders	$509	$(516)	$(133)
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	(1)	(28)	5
Net transfers to the noncontrolling interests	(1)	(28)	5
Change to Community Health Systems, Inc. stockholders’ deficit from net income (loss) attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$508	$(544)	$(128)

12. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings (loss) per share for net income (loss) attributable to Community Health Systems, Inc. stockholders:

	Year Ended December 31,
	2025	2024	2023
Weighted-average number of shares outstanding — basic	133,564,227	132,101,768	130,445,677
Effect of dilutive securities:
Restricted stock awards	737,970	—	—
Employee stock options	1,930	—	—
Other equity-based awards	708,113	—	—
Weighted-average number of shares outstanding — diluted	135,012,240	132,101,768	130,445,677

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company generated a net loss attributable to Community Health Systems, Inc. stockholders during the years ended December 31, 2024 and 2023, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated net income, the effect of stock awards and options on the diluted shares calculation would have been an increase of 1,333,424 shares and 422,487 shares during the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	5,336,393	4,702,416	6,210,811

13. EQUITY INVESTMENTS

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As of December 31, 2025, the Company had an 11.7% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $138 million and $152 million at December 31, 2025 and 2024, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from its investments in unconsolidated affiliates, which was $9 million, $10 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company has a single reportable segment represented by hospital operations which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services. The Company defined its single reportable segment consistent with the manner in which internally reported financial information is regularly reviewed by the Company’s chief executive officer who is the Company’s chief operating decision maker (“CODM”). Resources are allocated and financial performance is assessed on a consolidated basis. The individual serving as the Company’s CODM changed effective October 1, 2025, in connection with the appointment of Kevin J. Hammons as the Company’s interim Chief Executive Officer on such date (Mr. Hammons was subsequently appointed Chief Executive Officer effective on December 10, 2025).

The CODM does not review assets at a different level or category than the amounts disclosed in the consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The CODM uses net income (loss), as presented in the consolidated statements of income (loss), to assess performance and allocate resources. Net income (loss) is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Year Ended December 31,
	2025	2024	2023
Net operating revenues	$12,485	$12,634	$12,490
Less:
Salaries and benefits	5,412	5,418	5,415
Supplies	1,864	1,946	1,993
Medical specialist fees	648	640	606
Other segment items	3,053	3,301	3,101
Depreciation and amortization	426	486	505
Interest expense	872	863	832
Interest income	(2)	(3)	(2)
Impairment and (gain) loss on sale of businesses, net	(406)	301	(87)
Gain from early extinguishment of debt	(97)	(25)	(72)
Equity in earnings of unconsolidated affiliates	(9)	(10)	(8)
Provision for income taxes	48	79	191
Net income (loss)	$676	$(362)	$16

Other segment items include various purchased services and other operating expenses including, for example, lease cost and rent expense, contract labor, repairs and maintenance, utilities, professional liability claims expense and software maintenance fees.

15. COMPREHENSIVE LOSS

The following tables present information about items reclassified out of accumulated other comprehensive loss (“AOCL”) by component for the years ended December 31, 2025 and 2024 (in millions, net of tax):

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities	Components	AOCL
Balance at December 31, 2024	$(13)	$3	$(10)
Other comprehensive income
(loss) before reclassifications	6	(4)	2
Amounts reclassified from
AOCL	(1)	—	(1)
Net current-period other
comprehensive income (loss)	5	(4)	1
Balance at December 31, 2025	$(8)	$(1)	$(9)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Change in
	Fair Value of	Change in
	Available-for-Sale	Unrecognized
	Debt	Pension Cost
	Securities	Components	AOCL
Balance at December 31, 2023	$(13)	$(1)	$(14)
Other comprehensive income
before reclassifications	—	2	2
Amounts reclassified from
AOCL	—	2	2
Net current-period other
comprehensive income	—	4	4
Balance at December 31, 2024	$(13)	$3	$(10)

There were no significant reclassifications to net income (loss) out of AOCL for the years ended December 31, 2025 and 2024.

16. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments. Pursuant to a hospital purchase agreement from the Company’s March 1, 2016 acquisition of Northwest Health – Starke, formerly known as Starke Hospital, the Company is committed to make an investment of up to $15 million toward the construction of a replacement facility in Starke County, Indiana. Construction is required to be completed by the earlier of (i) five years after the Company enters into a new lease (or amendment to the existing lease) with Starke County, Indiana, or (ii) September 30, 2026. The Company has not entered into a new lease (or amendment to the existing lease) with Starke County, Indiana.

Physician Recruiting Commitments. As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2025, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $5 million.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The net present value of the projected payments was discounted using a weighted-average risk-free rate of approximately 3.5% in 2025, and 3.7% in both 2024 and 2023. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $638 million and $573 million at December 31, 2025 and 2024, respectively. The estimated undiscounted claims liability was $703 million and $635 million at December 31, 2025 and 2024, respectively. The current portion of the liability for professional and general liability claims was $157 million and $145 million at December 31, 2025 and 2024, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, with the long-term portion recorded in other long-term liabilities. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses or, for increased losses specifically attributable to certain divestitures, within impairment and (gain) loss on sales of businesses, net in the accompanying consolidated statements of income (loss).

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

During the year ended December 31, 2023, the Company experienced an increase in the amounts paid or expected to be paid to settle outstanding professional liability claims, compared to the same period in the prior year and to previous actuarially determined estimates due to adverse claim developments. During the year ended December 31, 2024, in connection with the Company’s periodic review of the professional liability claims accrual, the Company, with input from the Company’s third-party actuary, considered recent increases in the amounts paid to resolve outstanding professional liability claims arising in prior periods as well as recent increases in individual claim accruals for unresolved prior period claims. The emergence in the period of adverse developments, including from social inflationary pressures, impacted the actuarially determined estimate for the resolution of professional liability claims and resulted in an upward revision to the professional liability claims accrual estimate in the amount of $149 million during the year ended December 31, 2024, the majority of which increase in estimate related to divested locations. There were no other significant changes in the Company’s estimate of the reserve for professional liability claims during the years ended December 31, 2025, 2024 and 2023.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Recorded Amounts

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the years ended December 31, 2025 and 2024, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability at December 31, 2025 is comprised of individually insignificant amounts for various matters.

Probable
Contingencies
Balance at December 31, 2023	$7
Expense	4
Reserve for insured claim	9
Cash payments	(4)
Balance at December 31, 2024	16
Expense	—
Reserve for insured claim	—
Cash payments	(4)
Balance at December 31, 2025	$12

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

On January 20, 2026, the Company entered into a definitive agreement pursuant to which The Health Care Authority of the City of Huntsville (d/b/a Huntsville Hospital Health System) agreed to acquire substantially all of the assets, and assume certain liabilities, from the Company related to Crestwood Medical Center (180 licensed beds) in Huntsville, Alabama, and ancillary businesses for $450 million of cash, subject to adjustment for net working capital and any finance leases assumed.

On February 1, 2026, a subsidiary of the Company completed the sale of its 80% interest in two joint ventures which respectively own and operate Tennova Healthcare - Clarksville (270 licensed beds) and certain ancillary businesses located in Clarksville, Tennessee to subsidiaries of VUMC, pursuant to a definitive agreement entered into on October 30, 2025. The Company received proceeds from this sale of approximately $623 million of cash, after giving effect to estimated working capital and before certain transaction expenses (subject to a post-closing working capital adjustment). In addition, contemporaneous with the closing of the transaction, in connection with the balance of certain amounts due to the joint ventures from the Company and in accordance with the terms of the purchase agreement, subsidiaries of the Company distributed approximately $23 million of cash to VUMC for their share of amounts owed to the joint ventures by the Company. Prior to this transaction, VUMC held a minority interest in the joint ventures, and purchased the remaining interests in the joint ventures through this transaction.

On February 1, 2026, subsidiaries of the Company completed the sale of Regional Hospital of Scranton (186 licensed beds) and Moses Taylor Hospital (122 licensed beds) in Scranton, Pennsylvania, as well as Wilkes-Barre General Hospital (369 licensed beds) in Wilkes-Barre, Pennsylvania, and certain related businesses to affiliates of Tenor Health Foundation, pursuant to a definitive agreement entered into on October 24, 2025. The Company received cash proceeds from the sale of these hospitals of approximately $33 million plus a $15 million promissory note from the buyer. Additional cash consideration may be received in one or more future periods by the Company contingent upon collections of certain patient accounts receivable during the 90-day period following the closing effective date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 2, 2026, the Company exercised a special call provision to redeem 10% or approximately $223 million, in principal amount of the 10.875% Senior Secured Notes due 2032, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest (this redemption was in addition to the Company’s exercise of this special call provision to redeem 10% or approximately $223 million, in principal amount of the 10.875% Senior Secured Notes due 2032 during the three months ended December 31, 2025, as disclosed above in Note 6 - Long Term Debt).

18. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Parent Company Only
Condensed Balance Sheets
(In millions)
	December 31,
	2025	2024
ASSETS
Prepaid income taxes	$13	$53
Total current assets	13	53
Deferred income taxes	50	13
Other assets, net	—	—
Total assets	$63	$66
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Intercompany payable	$1,385	$1,705
Deferred income taxes	25	231
Other long-term liabilities	48	44
Total liabilities	1,458	1,980
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	2,184	2,175
Accumulated other comprehensive loss	(9)	(10)
Accumulated deficit	(3,571)	(4,080)
Total Community Health Systems, Inc. stockholders’ deficit	(1,395)	(1,914)
Total liabilities and stockholders’ deficit	$63	$66

See note to condensed financial statements of Parent Company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Income (Loss)
(In millions)
Year Ended December 31,
	2025	2024	2023
Net operating revenues	$—	$—	$—
Operating expenses:
Salaries and benefits	—	—	—
Supplies	—	—	—
Other operating expenses	—	—	—
Lease cost and rent	—	—	—
Pandemic relief funds	—	—	—
Depreciation and amortization	—	—	—
Impairment and (gain) loss on sale of businesses, net	—	—	—
Total operating expenses	—	—	—
Income from operations	—	—	—
Interest expense, net	—	—	—
Gain from early extinguishment of debt	—	—	—
Equity in (earnings) loss of unconsolidated affiliates	(509)	516	133
Income (loss) before income taxes	509	(516)	(133)
Provision for income taxes	—	—	—
Net income (loss)	509	(516)	(133)
Less: Net income attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Community Health Systems, Inc. stockholders	$509	$(516)	$(133)

See note to condensed financial statements of Parent Company.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Parent Company Only
Condensed Statements of Comprehensive Income (Loss)
(In millions)
	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$509	$(516)	$(133)
Equity in other comprehensive (loss) income of affiliates, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	5	—	6
Amortization and recognition of unrecognized pension cost components, net of tax	(4)	4	1
Other comprehensive income	1	4	7
Comprehensive income (loss)	510	(512)	(126)
Less: Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$510	$(512)	$(126)

See note to condensed financial statements of Parent Company.

Parent Company Only
Condensed Statements of Cash Flows
(In millions)
	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net cash used in operating activities	$(249)	$(167)	$(85)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(2)	(4)
Changes in intercompany balances with affiliates, net	251	169	89
Net cash provided by financing activities	249	167	85
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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

Item 9B. Other Information

None. Without limiting the generality of the foregoing, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2025, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of

Community Health Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Community Health Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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

February 19, 2026

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

Information required by Item 10 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2026.

Item 11. Executive Compensation

Information required by Item 11 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2026.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 12, 2026.

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

2.1

Separation and Distribution Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.2

Tax Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.3

Employee Matters Agreement, dated April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 2, 2016 (No. 001-15925))

2.4

Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 2, 2016 (No. 001-15925))

2.5

Asset Purchase Agreement, dated as of September 14, 2022, by and among CHS/Community Health Systems, Inc., as Seller, CAMC Greenbrier Valley Medical Center, Inc., as Buyer, and Vandalia Health, Inc., as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 3, 2023 (No. 001-15925))

2.6

Asset Purchase Agreement, as amended, dated as of December 30, 2022, by and between CHS/Community Health Systems, Inc., CAMC Plateau Medical Center, Inc. and Vandalia Health, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 3, 2023 (No. 001-15925))

2.7

Asset Purchase Agreement, dated as of July 24, 2023, as amended, by and among subsidiaries of CHS/Community Health Systems, Inc. and Florida Health Sciences Center, Inc. d/b/a Tampa General Hospital and certain of its subsidiaries named therein (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 1, 2023 (No. 001-15925))

2.8

Asset Purchase Agreement, dated as of April 18, 2024, by and among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc. and Hamilton Health Care System, Inc. and certain of its affiliates as amended (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 1, 2024 (No. 001-15925))

2.9

Asset Purchase Agreement, dated as of November 22, 2024, by and among CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc., and Adventist Health System Sunbelt Healthcare Corporation and certain of its affiliates (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 22, 2024 (No. 001-15925))

2.10

Asset Purchase Agreement, dated as of December 11, 2024, by and between CHS/Community Health Systems, Inc. and Duke University Health System, Inc. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 11, 2024 (No. 001-15925))

2.11

Purchase Agreement, dated as of April 15, 2025, by and between CHS/Community Health Systems, Inc., certain subsidiaries of CHS/Community Health Systems, Inc., Ascension Health and certain of its subsidiaries, and Cedar Park Health System, L.P. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed April 15, 2025 (No. 001-15925))

2.12

Purchase Agreement, dated as of July 22, 2025, as amended, by and between CHS/Community Health Systems, Inc. and Laboratory Corporation of America Holdings (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 2, 2025 (No. 001-15925))

No.	Description

2.13

Purchase Agreement, dated as of October 30, 2025, by and between CHS/Community Health Systems, Inc. and certain of its subsidiaries, Vanderbilt University Medical Center and certain of its subsidiaries, Clarksville Health Systems, G.P. and Clarksville Physician Services, G.P. (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed October 31, 2025 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 13, 2025 (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 14, 2025 (No. 001-15925))

3.4

Amended and Restated By-laws of Community Health Systems, Inc. (as of September 13, 2023) (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 13, 2023 (No. 001-15925))

4.1

Description of Community Health System, Inc.’s Common Stock (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 filed February 20, 2020 (No. 001-15925))

4.2

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 8.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.3	Form of 8.000% Senior Secured Note due 2027 (included in Exhibit 4.2)

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

4.7

Indenture, dated as of November 19, 2019, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee, relating to the 6.875% Senior Unsecured Notes due 2028 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 19, 2019 (No. 001-15925))

4.8	Form of 6.875% Senior Unsecured Note due 2028 (included in Exhibit 4.7)

4.9

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of March 27, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto

No.	Description

and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed April 29, 2020 (No. 001-15925))

4.10

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of December 11, 2020, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.73 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 filed February 18, 2021 (No. 001-15925))

4.11

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.20 to Community Health Systems Inc.’s Current Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.12

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Unsecured Notes due 2028, dated as of May 8, 2025, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.20 to Community Health Systems Inc.’s Current Report on Form 8-K filed May 9, 2025 (No. 001-15925))

4.13

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 5.625% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.14	Form of 5.625% Senior Secured Note due 2027 (included in Exhibit 4.13)

4.15

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.625% Senior Secured Notes due 2027, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.23 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.16

Indenture, dated as of December 28, 2020, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 6.000% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 28, 2020 (No. 001-15925))

4.17	Form of 6.000% Senior Secured Note due 2029 (included in Exhibit 4.16)

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

4.19

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

4.20	Form of 6.875% Junior-Priority Secured Note due 2029 (included in Exhibit 4.19)

4.21

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

4.22

Indenture, dated as of February 9, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 4.750% Senior Secured Notes due 2031

No.	Description

(incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 9, 2021 (No. 001-15925))

4.23	Form of 4.750% Senior Secured Note due 2031 (included in Exhibit 4.22)

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

4.25

Indenture, dated as of May 19, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Regions Bank, as Trustee and Collateral Agent, relating to the 6.125% Junior-Priority Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2021 (No. 001-15925))

4.26	Form of 6.125% Junior-Priority Secured Note due 2030 (included in Exhibit 4.25)

4.27

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

4.28

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

4.29	Form of 5.250% Senior Secured Note due 2030 (included in Exhibit 4.28)

4.30

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.250% Senior Secured Notes due 2030, dated as of November 13, 2023, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent (incorporated by reference to Exhibit 4.38 to Community Health Systems Inc.’s Annual Report on Form 10-K filed February 21, 2024 (No. 001-15925))

4.31

Indenture, dated as of December 22, 2023, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee, and U.S. Bank Trust Company, National Association (as successor-in-interest to Credit Suisse AG), as Collateral Agent, relating to the 10.875% Senior Secured Notes due 2032 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 26, 2023 (No. 001-15925))

4.32	Form of 10.875% Senior Secured Note due 2032 (included in Exhibit 4.31)

4.33

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 10.875% Senior Secured Notes due 2032, dated as of June 5, 2024, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on June 5, 2024 (No. 001-15925))

4.34

Indenture, dated as of May 9, 2025, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association as trustee and collateral agent, relating to the 10.750% Senior Secured Notes due 2033 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 9, 2025 (No. 001-15925))

4.35	Form of 10.750% Senior Secured Note due 2033 (included in Exhibit 4.34)

4.36

Indenture, dated as of August 12, 2025, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association as trustee and collateral agent,

No.	Description

relating to the 9.750% Senior Secured Notes due 2034 (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 12, 2025 (No. 001-15925))

4.37	Form of 9.750% Senior Secured Note due 2034 (included in Exhibit 4.36)

4.38

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

4.39

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

4.40

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

4.41

Amended and Restated Junior-Priority Collateral Agreement, dated as of February 2, 2021, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the grantors named therein and Regions Bank, as Collateral Agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 2, 2021 (No. 001-15925))

4.42

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

4.43

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

No.	Description

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

No.	Description

10.17†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on May 11, 2021 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed July 29, 2021 (No. 001-15925))

10.18†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed on May 14, 2025 (No. 001-15925))

10.19†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2019 through February 28, 2026) (incorporated by reference to Exhibit 10.39 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 26, 2014 (No. 001-15925))

10.20†*	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026)

10.21†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2023 through February 28, 2026) (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.22†*	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026)

10.23†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2023 through February 29, 2024) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed May 2, 2023 (No. 001-15925))

10.24†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2024 through February 28, 2026) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 25, 2024 (No. 001-15925))

10.25†*

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026)

10.26†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2020 through February 28, 2025) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed October 30, 2019 (No. 001-15925))

10.27†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2025 through February 28, 2026) (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed April 24, 2025 (No. 001-15925))

10.28†*	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026)

10.29†

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

10.31

Amendment effective as of January 1, 2015, by and between CHSPSC, LLC and HealthTrust Purchasing Group, L.P., to Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.36

No.	Description

to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 25, 2015 (No. 001-15925))

10.32

Executive Retention Cash Award between Chad Campbell and CHSPSC, LLC, dated March 19, 2024 (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 25, 2024 (No. 001-15925))

10.33

Executive Retention Cash Award between Kevin Stockton and CHSPSC, LLC, dated March 11, 2024 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed April 25, 2024 (No. 001-15925))

10.34*	Executive Retention Cash Award between Mark Medley and CHSPSC, LLC, dated March 11, 2024

10.35

Consultancy Agreement, dated September 30, 2025, by and between CHSPSC, LLC and Tim L. Hingtgen (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 30, 2025 (No. 001-15925))

19.1

Community Health Systems, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 19, 2025 (No. 001-15925))

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

97†

Community Health Systems, Inc. Amended and Restated Clawback Policy, dated September 13, 2023 (incorporated by reference to Exhibit 97 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 21, 2024 (No. 001-15925))

99.1

Notice of (I) Pendency and Proposed Settlement of Stockholder Derivative Action; (II) Settlement Fairness Hearing; and (III) Motion for an Award of Attorney’s Fees and Litigation Expenses, dated December 8, 2023, and Stipulation and Agreement of Settlement, dated November 13, 2023 (incorporated by reference to Exhibit 99.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed December 8, 2023 (No. 001-15925))

101*

The following financial information from our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026, formatted in Inline Extensible Business Reporting Language: (i) the consolidated statements of income (loss) for the years ended December 31, 2025, 2024 and 2023, (ii) the consolidated statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, (iii) the consolidated balance sheets at December 31, 2025 and December 31, 2024, (iv) the consolidated statements of stockholders’ deficit for the years ended December 31, 2025, 2024 and 2023, (v) the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the notes to the consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Community Health Systems, Inc.

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
Director and Chief Executive Officer

Date:	February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kevin J. Hammons	Director and Chief Executive Officer	February 19, 2026
Kevin J. Hammons	(principal executive officer)

/s/ Jason K. Johnson	Executive Vice President and Chief Financial Officer	February 19, 2026
Jason K. Johnson	(principal financial officer)

/s/ Phillip A. Posey	Senior Vice President and Chief Accounting Officer	February 19, 2026
Phillip A. Posey	(principal accounting officer)

/s/ Wayne T. Smith	Chairman of the Board of Directors	February 19, 2026
Wayne T. Smith

/s/ Susan W. Brooks	Director	February 19, 2026
Susan W. Brooks

/s/ Ronald L. Burgess, Jr.	Director	February 19, 2026
Ronald L. Burgess, Jr.

/s/ John A. Clerico	Director	February 19, 2026
John A. Clerico

/s/ Michael Dinkins	Director	February 19, 2026
Michael Dinkins

/s/ James S. Ely III	Director	February 19, 2026
James S. Ely III

/s/ John A. Fry	Director	February 19, 2026
John A. Fry

/s/ Joseph A. Hastings, D.M.D	Director	February 19, 2026
Joseph A. Hastings, D.M.D

/s/ Elizabeth T. Hirsch	Director	February 19, 2026
Elizabeth T. Hirsch

/s/ William Norris Jennings, M.D.	Director	February 19, 2026
William Norris Jennings, M.D.

/s/ K. Ranga Krishnan, MBBS	Director	February 19, 2026
K. Ranga Krishnan, MBBS

/s/ Fawn D. Lopez	Director	February 19, 2026
Fawn D. Lopez

/s/ H. James Williams, Ph.D.	Director	February 19, 2026
H. James Williams, Ph.D.