Form 10-Q
period 2026-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2026-04-22
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 16, 2026, there were 140,916,712 shares outstanding of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2026

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net operating revenues	$2,965	$3,159
Operating expenses:
Salaries and benefits	1,322	1,372
Supplies	441	489
Other operating expenses	828	865
Lease cost and rent	69	68
Depreciation and amortization	114	105
Impairment and (gain) loss on sale of businesses, net	(90)	(24)
Total operating expenses	2,684	2,875
Income from operations	281	284
Interest expense, net	213	219
Loss from early extinguishment of debt	8	—
Equity in earnings of unconsolidated affiliates	(4)	(2)
Income before income taxes	64	67
Provision for income taxes	89	42
Net (loss) income	(25)	25
Less: Net income attributable to noncontrolling interests	33	38
Net loss attributable to Community Health Systems, Inc. stockholders	$(58)	$(13)
Loss per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.43)	$(0.10)
Diluted	$(0.43)	$(0.10)
Weighted-average number of shares outstanding:
Basic	134,417,158	132,876,691
Diluted	134,417,158	132,876,691

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net (loss) income	$(25)	$25
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(1)	3
Other comprehensive (loss) income	(1)	3
Comprehensive (loss) income	(26)	28
Less: Comprehensive income attributable to noncontrolling interests	33	38
Comprehensive loss attributable to Community Health Systems, Inc. stockholders	$(59)	$(10)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$712	$260
Patient accounts receivable	2,139	2,077
Supplies	275	322
Prepaid income taxes	—	13
Prepaid expenses	226	181
Other current assets	421	381
Total current assets	3,773	3,234
Property and equipment	8,088	8,912
Less accumulated depreciation and amortization	(3,887)	(4,409)
Property and equipment, net	4,201	4,503
Goodwill	3,130	3,316
Deferred income taxes	29	50
Other assets, net	2,047	2,101
Total assets	$13,180	$13,204
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29	$16
Current operating lease liabilities	97	110
Accounts payable	790	842
Income tax payable	53	—
Accrued liabilities:
Employee compensation	465	569
Accrued interest	178	238
Other	955	433
Total current liabilities	2,567	2,208
Long-term debt	10,127	10,380
Deferred income taxes	25	25
Long-term operating lease liabilities	504	537
Other long-term liabilities	922	891
Total liabilities	14,145	14,041
Redeemable noncontrolling interests in equity of consolidated subsidiaries	260	322
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 140,916,712 shares issued and outstanding at March 31, 2026, and 138,626,917 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	2,183	2,185
Accumulated other comprehensive loss	(10)	(9)
Accumulated deficit	(3,628)	(3,571)
Total Community Health Systems, Inc. stockholders’ deficit	(1,454)	(1,394)
Noncontrolling interests in equity of consolidated subsidiaries	229	235
Total stockholders’ deficit	(1,225)	(1,159)
Total liabilities and stockholders’ deficit	$13,180	$13,204

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(25)	$25
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	114	105
Deferred income taxes	—	(26)
Stock-based compensation expense	3	4
Impairment and (gain) loss on sale of businesses, net	(90)	(24)
Loss from early extinguishment of debt	8	—
Other non-cash expenses, net	40	45
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(141)	(48)
Supplies, prepaid expenses and other current assets	(97)	(10)
Accounts payable, accrued liabilities and income taxes	(128)	103
Other	19	(54)
Net cash (used in) provided by operating activities	(297)	120
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(5)	—
Purchases of property and equipment	(76)	(85)
Proceeds from disposition of hospitals and other ancillary operations	1,108	563
Purchases of available-for-sale debt securities and equity securities	(42)	(22)
Proceeds from sales of available-for-sale debt securities and equity securities	45	23
Increase in other investments	(7)	(35)
Net cash provided by investing activities	1,023	444
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(1)
Deferred financing costs and other debt-related costs	(7)	—
Distributions to noncontrolling investors in joint ventures	(57)	(35)
Other borrowings	20	15
Proceeds from ABL Facility	123	939
Repayments of long-term indebtedness	(351)	(1,088)
Net cash used in financing activities	(274)	(170)
Net change in cash and cash equivalents	452	394
Cash and cash equivalents at beginning of period	260	37
Cash and cash equivalents at end of period	$712	$431
Supplemental disclosure of cash flow information:
Interest payments	$(261)	$(229)
Income tax refunds, net	$—	$80

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (together with the Parent Company, the “Company”) as of March 31, 2026 and December 31, 2025 and for the three- month periods ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026 (“2025 Form 10-K”).

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

Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $48 million and $69 million for the three months ended March 31, 2026 and 2025, respectively.

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

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation within these notes to the condensed consolidated financial statements.

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three-month periods ended March 31, 2026 and 2025, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three months ended March 31, 2026 and 2025 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended
	March 31,
	2026	2025
Medicare	$513	$591
Medicare Managed Care	574	603
Medicaid	497	477
Managed Care and other third-party payors	1,349	1,468
Self-pay	32	20
Total	$2,965	$3,159

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $112 million and $130 million as of March 31, 2026 and December 31, 2025, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $193 million and $154 million as of March 31, 2026 and December 31, 2025, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company made certain updates to its policy during the year ended December 31, 2025 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

These charity care services are estimated to be approximately $344 million and $308 million for the three months ended March 31, 2026 and 2025, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $34 million for both of the three-month periods ended March 31, 2026 and 2025. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the three months ended March 31, 2026, the Company recorded a net gain of approximately $90 million, comprised of a gain of approximately $230 million related to the divestiture of its controlling interest in a hospital, partially offset by (i) an approximately $88 million net impairment charge to adjust the carrying value of long-lived assets at hospitals that were divested at a price below carrying value, and (ii) a $52 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell. During the three months ended March 31, 2026, approximately $284 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

During the three months ended March 31, 2025, the Company recorded a net gain of approximately $24 million, comprised of a gain of approximately $50 million related to the sale of two hospitals, partially offset by (i) an approximately $10 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, (ii) an approximately $11 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was sold at a sales price below carrying value, and (iii) an approximately $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale.

The Company will continue to evaluate the potential for impairment of the long-lived assets of hospitals and other held-and-used businesses as well as evaluate offers for potential sales, as applicable. Based on such analysis, additional impairment charges may be recorded in the future.

New Accounting Pronouncements. In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the "probable-to-complete" threshold. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its condensed consolidated financial statements.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2026, 7,661,779 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended
	March 31,
	2026	2025
Effect on income before income taxes	$(3)	$(4)
Effect on net (loss) income	$(2)	$(3)

At March 31, 2026, $22 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 28 months. Of that amount, $3 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 28 months and $19 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 28 months. There were no modifications to awards during the three months ended March 31, 2026 and 2025.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Expected volatility	81.7%	88.7%
Expected dividends	—	—
Expected term	6 years	6 years
Risk-free interest rate	3.6%	4.0%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the three-month periods ended March 31, 2026 and 2025, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of March 31, 2026, and changes during the three-month period following December 31, 2025, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	March 31,
	Shares	Price	Term	2026
Outstanding at December 31, 2025	3,797,750	$5.86
Granted	796,000	3.46
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at March 31, 2026	4,593,750	$5.45	6.8 years	$—
Exercisable at March 31, 2026	3,195,072	$6.41	5.7 years	$—

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $2.48 and $2.27, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.94) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2026. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three months ended March 31, 2026 and 2025. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2009 Plan to employees of certain subsidiaries. With respect to time-based vesting restricted stock that has been awarded under the 2009 Plan, the restrictions on these shares have generally lapsed in one-third increments on each of the first three anniversaries of the award date. In addition, certain of the restricted stock awards granted to the Company’s senior executives have contained performance objectives required to be met in addition to any time-based vesting requirements. If the applicable performance objectives are not attained, these awards will be forfeited in their entirety. For performance-based awards, the performance objectives are measured cumulatively over a three-year period. If the applicable target performance objective is met at the end of the three-year period, then the restricted stock award subject to such performance objective will vest in full on the third anniversary of the award date. Additionally, for these performance-based awards, based on the level of achievement for the applicable performance objective within the parameters specified in the award agreement, the number of shares to be issued in connection with the vesting of the award may be adjusted to decrease or increase the number of shares specified in the original award. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2009 Plan may lapse earlier in the event of death, disability, change in control of the Company or, other than for performance-based awards, termination of employment by the Company for any reason other than for cause of the holder of the restricted stock. On March 1, 2026, restricted stock awards subject to performance objectives granted on March 1, 2023 vested based on the Company’s cumulative performance compared to performance objectives for the 2023 through 2025 performance period, which were set prior to the date of grant. Such awards vested at 86.8% of the number of shares originally granted to the Company’s then-serving chief financial officer based on the performance objectives applicable to the then-serving chief financial officer, and at 100% of the number of shares originally granted to other senior executives based on the performance objectives applicable to such other senior executives. In addition, such awards granted on March 1, 2023 to the Company’s then-serving chief executive officer were forfeited and cancelled in connection with his retirement as chief executive officer, effective September 30, 2025. Restricted stock awards subject to performance objectives that have not yet been satisfied are not considered outstanding for purposes of determining diluted earnings per share unless the performance objectives have been satisfied on the basis of results through the end of each respective reporting period.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Restricted stock outstanding under the 2009 Plan as of March 31, 2026, and changes during the three-month period following December 31, 2025, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2025	4,760,747	$3.68
Granted	2,650,000	3.46
Vested	(1,828,564)	4.77
Forfeited	(118,765)	3.94
Unvested at March 31, 2026	5,463,418	3.20

RSUs have been granted to the Company’s non-management directors under the 2009 Plan. Each of the Company’s then-serving non-management directors received grants under the 2009 Plan of 52,023 RSUs and 59,801 RSUs with a grant date of March 1, 2026 and 2025, respectively. Both the March 2026 and 2025 grants had a grant date fair value of approximately $180,000. Vesting of RSUs granted to non-management directors occurs in one-third increments on each of the first three anniversaries of the award date or upon the director’s earlier cessation of service on the Company’s Board of Directors, other than for cause. Each non-management director may elect, prior to the beginning of the calendar year in which the award is granted, to defer the receipt of shares of the Company’s common stock issuable upon vesting until either his or her (i) separation from service with the Company or (ii) attainment of an age specified in advance by the non-management director. A total of six directors elected to defer the receipt of shares of the Company’s common stock for the RSUs granted on March 1, 2026 to a future date. A total of seven directors elected to defer the receipt of shares of the Company’s common stock upon vesting of the RSUs granted in 2025 to a future date.

RSUs outstanding under the 2009 Plan as of March 31, 2026, and changes during the three-month period following December 31, 2025, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2025	2,069,837	$3.90
Granted	676,299	3.46
Vested	(334,232)	3.59
Forfeited	—	—
Unvested at March 31, 2026	2,411,904	3.82

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

During the three months ended March 31, 2026, one or more subsidiaries of the Company paid approximately $5 million to acquire the operating assets and related businesses of certain physician practices and clinics, as well as a controlling interest in an ambulatory surgery center. The purchase price for these transactions will primarily be allocated to working capital, goodwill and noncontrolling interests.

Divestitures

During the three months ended March 31, 2026, as reflected in the table below, the Company completed the divestiture of three hospitals in Pennsylvania, and sold its 80% ownership interest in one hospital in Tennessee. The following table provides a summary of hospitals that the Company divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which the Company sold its 50% ownership interest, and in the cases of Tennova Healthcare - Clarksville and Cedar Park Regional Medical Center, in which the Company sold its 80% ownership interest) during the three months ended March 31, 2026 and the year ended December 31, 2025:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2026 Divestitures:
Tennova Healthcare - Clarksville	Vanderbilt University Medical Center	Clarksville, Tennessee	270	February 1, 2026
Wilkes-Barre General Hospital	Tenor Health Foundation	Wilkes-Barre, Pennsylvania	369	February 1, 2026
Regional Hospital of Scranton	Tenor Health Foundation	Scranton, Pennsylvania	186	February 1, 2026
Moses Taylor Hospital	Tenor Health Foundation	Scranton, Pennsylvania	122	February 1, 2026

2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, North Carolina	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, Mississippi	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, Texas	126	June 30, 2025
Northwest Health Physicians' Specialty Hospital	Washington Regional Medical Center	Fayetteville, Arkansas	20	December 1, 2025

On January 20, 2026, the Company entered into a definitive agreement pursuant to which The Health Care Authority of the City of Huntsville (d/b/a Huntsville Hospital Health System) agreed to acquire substantially all of the assets, and assume certain liabilities, from the Company related to Crestwood Medical Center (180 licensed beds) in Huntsville, Alabama, and the associated outpatient centers and practices. This disposition was completed on April 1, 2026, as further described in Note 14. Proceeds from this disposition were received at a preliminary closing on March 31, 2026, and are recorded in other accrued liabilities in the condensed consolidated balance sheets. This hospital was classified as held-for-sale as of March 31, 2026.

On March 5, 2026, the Company entered into a definitive agreement pursuant to which Freeman-Oak Hill Health System (d/b/a Freeman Health System) agreed to acquire substantially all of the assets, and assume certain liabilities, from the Company related to Northwest Medical Center – Bentonville (128 licensed beds) in Bentonville, Arkansas, Northwest Medical Center – Springdale (222 licensed beds) in Springdale, Arkansas, Northwest Medical Center – Willow Creek Women’s Hospital (64 licensed beds) in Johnson, Arkansas, and Siloam Springs Regional Hospital (73 licensed beds) in Siloam Springs, Arkansas, and the associated outpatient centers and practices. These hospitals were classified as held-for-sale as of March 31, 2026.

The following table discloses amounts included in the condensed consolidated balance sheets for the hospitals classified as held-for-sale as of March 31, 2026 and December 31, 2025 (in millions). Other current assets primarily includes patient accounts receivable and prepaid expenses while Other assets, net, primarily includes the net property and equipment and goodwill for the hospitals held-for-sale. No divestitures or potential divestitures meet the criteria for reporting as a discontinued operation as of March 31, 2026 or December 31, 2025.

	March 31, 2026	December 31, 2025
Other current assets	$35	$58
Other assets, net	430	378
Accrued liabilities	(88)	(11)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

4. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows (in millions):

Balance, at December 31, 2025
Goodwill	$6,130
Accumulated impairment losses	(2,814)
3,316
Goodwill acquired as part of acquisitions	—
Goodwill allocated to hospitals divested or held-for-sale (as applicable)	(186)
Balance, at March 31, 2026
Goodwill	5,944
Accumulated impairment losses	(2,814)
$3,130

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $46 million at March 31, 2026. A total of $10 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2026. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of loss as income tax expense.

The Company’s income tax returns for the 2021 and 2022 tax years are under examination by the Internal Revenue Service. The Company believes the result of this examination will not be material to its consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through March 31, 2028 for Community Health Systems, Inc. for the tax periods ended December 31, 2021 and 2022.

The Company’s provision for income taxes was $89 million and $42 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rates were 139.1% and 62.7% for the three months ended March 31, 2026 and 2025, respectively. The increase in the provision for income taxes and the change in the effective tax rate for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to an increase in non-deductible goodwill related to divested hospitals.

Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million and $80 million during the three months ended March 31, 2026 and 2025, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	March 31,	December 31,
	2026	2025
6⅞% Senior Notes due 2028	42	42
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	1,058	1,058
10⅞% Senior Secured Notes due 2032	1,780	2,003
10¾% Senior Secured Notes due 2033	700	700
9¾% Senior Secured Notes due 2034	1,790	1,790
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	—	—
Finance lease and financing obligations	299	345
Other	42	25
Less: Unamortized deferred debt issuance costs	(205)	(217)
Total debt	10,156	10,396
Less: Current maturities	(29)	(16)
Total long-term debt	$10,127	$10,380

On February 2, 2026, the Company exercised a special call provision to redeem 10% of the original principal amount, or approximately $223 million, of the 10.875% Senior Secured Notes due 2032, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. A pre-tax loss from early extinguishment of debt of approximately $8 million was recognized associated with this redemption.

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

At March 31, 2026, the Company had no outstanding borrowings and approximately $824 million of additional borrowing capacity (after taking into consideration the $32 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the three months ended March 31, 2026 by $2 million, primarily due to a reduction in collateral for a construction-related bond. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At March 31, 2026, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended March 31, 2026.

The Company paid interest of $261 million and $229 million on borrowings during the three months ended March 31, 2026 and 2025, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2026 and December 31, 2025, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2026		December 31, 2025
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$712	$712	$260	$260
Investments in equity securities	80	80	79	79
Available-for-sale debt securities	238	238	226	226
Trading securities	5	5	5	5
Liabilities:
6⅞% Senior Notes due 2028	42	41	42	35
6% Senior Secured Notes due 2029	631	638	630	644
5¼% Senior Secured Notes due 2030	1,482	1,448	1,479	1,442
4¾% Senior Secured Notes due 2031	1,055	978	1,055	942
10⅞% Senior Secured Notes due 2032	1,771	1,914	1,992	2,188
10¾% Senior Secured Notes due 2033	698	751	698	741
9¾% Senior Secured Notes due 2034	1,763	1,860	1,762	1,881
6⅞% Junior-Priority Secured Notes due 2029	1,193	1,198	1,189	1,108
6⅛% Junior-Priority Secured Notes due 2030	1,186	1,068	1,183	985
ABL Facility and other debt	38	38	21	21

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the three months ended March 31, 2026 and 2025.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	Level 1	Level 2	Level 3
Investments in equity securities	$80	$80	$—	$—
Available-for-sale debt securities	238	—	238	—
Trading securities	5	—	5	—
Total assets	$323	$80	$243	$—

	December 31, 2025	Level 1	Level 2	Level 3
Investments in equity securities	$79	$79	$—	$—
Available-for-sale debt securities	226	—	226	—
Trading securities	5	—	5	—
Total assets	$310	$79	$231	$—

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

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
Lease Cost	2026	2025
Operating lease cost:
Operating lease cost	$41	$44
Short-term rent expense	18	19
Variable lease cost	11	6
Sublease income	(1)	(1)
Total operating lease cost	$69	$68
Finance lease cost:
Amortization of right-of-use assets	$2	$2
Interest on finance lease liabilities	3	3
Total finance lease cost	$5	$5

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$569	$617

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	237	237
	Equipment and fixtures	5	5
	Property and equipment	242	242
	Less: Accumulated depreciation and amortization	(71)	(69)
	Property and equipment, net	$171	$173

Current finance lease liabilities	Current maturities of long-term debt	$3	$2
Long-term finance lease liabilities	Long-term debt	199	201

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	Three Months Ended March 31,
Cash flow information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$42	$41
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	23	39

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2026, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2026, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of March 31, 2026, and during the three-month period following December 31, 2025 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2025	$322	$1	$2,185	$(9)	$(3,571)	$235	$(1,159)
Comprehensive income (loss)	11	—	—	(1)	(57)	22	(36)
Contributions from noncontrolling interests						—	—
Distributions to noncontrolling interests	(33)	—	—	—	—	(24)	(24)
Disposition of less-than-wholly owned entity	(41)	—	—	—	—	(4)	(4)
Adjustment to redemption value of redeemable noncontrolling interests	1	—	(3)	—	—	—	(3)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	3	—	—	—	3
Balance, March 31, 2026	$260	$1	2,183	(10)	(3,628)	229	(1,225)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of March 31, 2025, and during the three-month period following December 31, 2024 (in millions):

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

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net loss attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended
	March 31,
	2026	2025
Weighted-average number of shares outstanding — basic	134,417,158	132,876,691
Effect of dilutive securities:
Restricted stock awards	—	—
Employee stock options	—	—
Other equity-based awards	—	—
Weighted-average number of shares outstanding — diluted	134,417,158	132,876,691

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for the three months ended March 31, 2026 and 2025, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company generated income during the three months ended March 31, 2026 and 2025, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 816,549 shares and 585,016 shares, respectively.

	Three Months Ended
	March 31,
	2026	2025
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	6,758,716	6,417,736

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

The Company’s CODM uses net (loss) income, as presented in the condensed consolidated statements of loss, to assess performance and allocate resources. Net (loss) income is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Three Months Ended March 31,
	2026	2025
Net operating revenues	$2,965	$3,159
Less:
Salaries and benefits	1,322	1,372
Supplies	441	489
Medical specialist fees	163	163
Other segment items	734	770
Depreciation and amortization	114	105
Interest expense	214	219
Interest income	(1)	—
Impairment and (gain) loss on sale of businesses, net	(90)	(24)
Loss from early extinguishment of debt	8	—
Equity in earnings of unconsolidated affiliates	(4)	(2)
Provision for income taxes	89	42
Net (loss) income	$(25)	$25

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

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the three months ended March 31, 2026, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded. The liability as of March 31, 2026 is comprised of individually insignificant amounts for various matters.

Summary of Recorded Amounts

Probable
Contingencies
Balance at December 31, 2025	$12
Expense	3
Reserve for insured claim	—
Cash payments	—
Balance at March 31, 2026	$15

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

On April 1, 2026, one or more subsidiaries of the Company completed the divestiture of substantially all of the assets of Crestwood Medical Center (180 licensed beds) in Huntsville, Alabama, and its associated outpatient centers and practices to The Health Care Authority of the City of Huntsville (d/b/a Huntsville Hospital Health System) pursuant to an asset purchase agreement dated as of January 20, 2026, for $459 million in cash, after giving effect to estimated working capital adjustments and before certain transaction expenses (subject to a post-closing working capital adjustment). Proceeds from this disposition were received at a preliminary closing on March 31, 2026, and are recorded in other accrued liabilities in the condensed consolidated balance sheets.

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 34 distinct markets across 13 states. As of March 31, 2026, our subsidiaries own or lease 65 affiliated hospitals, with more than 9,000 beds, and operate more than 900 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the three months ended March 31, 2026, we paid approximately $5 million to acquire the operating assets and related businesses of certain physician practices and clinics, as well as a controlling interest in an ambulatory surgery center. The purchase price for these transactions will primarily be allocated to working capital, goodwill and noncontrolling interests.

During the three months ended March 31, 2026, as reflected in the table below, we completed the divestiture of three hospitals in Pennsylvania, and sold our 80% ownership in one hospital in Tennessee. These hospitals represented annual net operating revenues in 2025 of approximately $827 million and we received total net proceeds of approximately $657 million in connection with these dispositions.

The following table provides a summary of hospitals that we divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which we sold our 50% ownership interest, and in the cases of Tennova Healthcare - Clarksville and Cedar Park Regional Medical Center, in which we sold our 80% ownership interest) during the three months ended March 31, 2026 and the year ended December 31, 2025.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2026 Divestitures:
Tennova Healthcare - Clarksville	Vanderbilt University Medical Center	Clarksville, Tennessee	270	February 1, 2026
Wilkes-Barre General Hospital	Tenor Health Foundation	Wilkes-Barre, Pennsylvania	369	February 1, 2026
Regional Hospital of Scranton	Tenor Health Foundation	Scranton, Pennsylvania	186	February 1, 2026
Moses Taylor Hospital	Tenor Health Foundation	Scranton, Pennsylvania	122	February 1, 2026

2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, North Carolina	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, Mississippi	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, Texas	126	June 30, 2025
Northwest Health Physicians' Specialty Hospital	Washington Regional Medical Center	Fayetteville, Arkansas	20	December 1, 2025

In addition to hospitals divested in the table above, we completed the disposition of one hospital subsequent to March 31, 2026. On January 20, 2026, we entered into a definitive agreement pursuant to which The Health Care Authority of the City of Huntsville (d/b/a Huntsville Hospital Health System) agreed to acquire substantially all of the assets, and assume certain liabilities, from us related to Crestwood Medical Center (180 licensed beds) in Huntsville, Alabama, and its associated outpatient centers and practices. This disposition was completed effective April 1, 2026. We received proceeds from this sale of approximately $459 million in cash, after giving effect to estimated working capital adjustments and before certain transaction expenses (subject to a post-closing working capital adjustment). Proceeds from this disposition were received at a preliminary closing on March 31, 2026, and are recorded in other accrued liabilities in the condensed consolidated balance sheets. For additional information about this transaction, see the Current Reports on Form 8-K filed by us with the SEC on January 20, 2026 and April 1, 2026.

In addition, on March 5, 2026, we entered into a definitive agreement pursuant to which Freeman-Oak Hill Health System (d/b/a Freeman Health System) agreed to acquire substantially all of the assets, and assume certain liabilities, from us related to Northwest Medical Center – Bentonville (128 licensed beds) in Bentonville, Arkansas, Northwest Medical Center – Springdale (222 licensed beds) in Springdale, Arkansas, Northwest Medical Center – Willow Creek Women’s Hospital (64 licensed beds) in Johnson, Arkansas, and Siloam Springs Regional Hospital (73 licensed beds) in Siloam Springs, Arkansas, and the associated outpatient centers and practices, for $112 million in cash, subject to adjustment for net working capital and any finance leases assumed. There can be no assurance that this transaction will be completed, or if this transaction is completed, the ultimate timing of the completion of this transaction. For additional information about this transaction, see the Current Report on Form 8-K filed by us with the SEC on March 5, 2026.

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

Overview of Operating Results

Net operating revenues decreased from $3.159 billion for the three months ended March 31, 2025 to $2.965 billion for the three months ended March 31, 2026. On a same-store basis, net operating revenues for the three months ended March 31, 2026 increased $88 million compared to the same period in 2025.

We had net loss of $25 million during the three months ended March 31, 2026, compared to net income of $25 million for the same period in 2025. Net loss for the three months ended March 31, 2026 included the following:

•
an after-tax charge of $8 million for loss from early extinguishment of debt, and
•
an after-tax benefit of $15 million resulting primarily from a gain from the divestiture of our controlling interest in a hospital, partially offset by (i) an impairment charge to adjust the carrying value of long-lived assets at hospitals that were divested at a price below carrying value and (ii) an impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less the costs to sell.

Net income for the three months ended March 31, 2025 included the following:

•
an after-tax charge of $7 million for expense related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax charge of $2 million resulting from a gain related to the sale of two hospitals, partially offset by a loss on the sale of our 50% ownership interest in one hospital and the impairment of certain long-lived assets that were idled, disposed or held-for-sale as well as divestiture related costs.

Consolidated inpatient admissions for the three months ended March 31, 2026, decreased 10.8%, compared to the same period in 2025. Consolidated adjusted admissions for the three months ended March 31, 2026, decreased 10.5%, compared to the same period in 2025. Same-store inpatient admissions for the three months ended March 31, 2026, decreased 1.3%, compared to the same period in 2025, and same-store adjusted admissions for the three months ended March 31, 2026, decreased 0.5%, compared to the same period in 2025.

Self-pay revenues represented approximately 1.1% and 0.6% for the three months ended March 31, 2026 and 2025, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 11.6% and 9.7% for the three months ended March 31, 2026 and 2025, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues was approximately 1.2% and 1.1% for the three months ended March 31, 2026 and 2025, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business and is heavily regulated. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, has increased regulatory uncertainty and the likelihood of ongoing significant policy changes. President Trump has issued several executive orders that impact or may impact the healthcare industry, including orders focused on price transparency and tariffs, and an executive order that established a presidential advisory commission tasked with restructuring government agencies and reducing government expenditures, although this commission was disbanded in mid-2025. Other actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the presidential administration has significant influence on healthcare policy changes through government agency regulation. In March 2025, the Department of Health and Human Services, or HHS, announced a significant agency restructuring that will reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions and result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. Moreover, evolving interpretations or enforcement of applicable laws and regulations could require us to make changes in our facilities or operations or require us to incur other costs to comply. For example, in May 2025, CMS rescinded Emergency Medical Treatment and Active Labor Act, or EMTALA, guidance issued to hospitals by the prior presidential administration regarding the preemption of state laws restricting abortion. Hospitals may face conflicting interpretations as to the requirements imposed by EMTALA in relation to state laws that address access to abortion or other reproductive health services.

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

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the state Medicaid programs in a manner that could materially and adversely affect us. For example, the 2025 Reconciliation Law includes policy changes that are expected to result in Medicaid spending reductions and changes in administration of state Medicaid programs. The law limits eligibility for Medicaid, including by imposing work or community engagement requirements for adults in Medicaid expansion states, and limits some Medicaid financing mechanisms, including through restrictions intended to reduce the federal matching funds received by state Medicaid programs. Reductions in federal matching funds and increased state obligations and administrative burden could have significant effects, such as resulting in state limitations on eligibility or coverage or changes to Medicaid expansion programs, particularly if states are unable to offset reductions. The effects of the 2025 Reconciliation Law could be particularly significant in states that expanded Medicaid under the Affordable Care Act, especially if a significant number of individuals formerly covered under Medicaid expansion lose Medicaid eligibility but do not obtain other health insurance coverage. Of the 13 states in which we operated hospitals as of March 31, 2026, seven states have taken action to expand their Medicaid programs. The other six states in which we operated hospitals as of March 31, 2026, have opted out of Medicaid expansion, including Florida, Alabama, Tennessee, Mississippi and Texas, in which states we operated a significant number of hospitals as of March 31, 2026. Although we are unable to fully assess the magnitude of the future impact of the 2025 Reconciliation Law, we expect the law to adversely impact our revenue and financial results as well as increase the amount of our self-pay patients, including as a result of this legislation’s limitations on Medicaid eligibility and reductions in federal Medicaid funding as noted above.

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

The 2025 Reconciliation Law authorized the Rural Health Transformation, or RHT, Program, which is intended to strengthen and modernize healthcare in rural communities. Through the RHT Program, $50 billion in federal grants will be distributed over five years, with $10 billion available in each of federal fiscal years 2026 through 2030, which may partially offset Medicaid spending reductions expected as a result of the 2025 Reconciliation Law as described herein, although the magnitude of such grants will be far less than the anticipated Medicaid spending reductions. In December 2025, CMS announced that all 50 states will receive awards under the RHT Program. Providers may be granted subcontracts or subawards, and providers could receive payments for healthcare items and services, subject to funding policies and limitations. All funds must be spent before October 1, 2032. We are actively monitoring funding opportunities in each state in which we operate. No funds have been obligated to or received by us during the three months ended March 31, 2026.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. This reduction to payment rates adversely affected our results for the three months ended March 31, 2026. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually until the past invalidated payments are offset. This annual 0.5% reduction began in calendar year 2026 and was expected to continue for approximately 16 years, but CMS has indicated that it may accelerate this timeline by implementing a larger reduction beginning in calendar year 2027. We anticipate that the reduction to the outpatient PPS conversion factor will adversely impact our results.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended
	March 31,
	2026	2025
Medicare	17.3%	18.7%
Medicare Managed Care	19.4	19.1
Medicaid	16.8	15.1
Managed Care and other third-party payors	45.4	46.5
Self-pay	1.1	0.6
Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in both of the three-month periods ended March 31, 2026 and 2025.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2026	2025
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(89.7)	(88.5)
Depreciation and amortization	(3.8)	(3.3)
Impairment and (gain) loss on sale of businesses, net	3.0	0.8
Income from operations	9.5	9.0
Interest expense, net	(7.1)	(7.0)
Loss from early extinguishment of debt	(0.3)	—
Equity in earnings of unconsolidated affiliates	0.1	0.1
Income before income taxes	2.2	2.1
Provision for income taxes	(3.0)	(1.3)
Net (loss) income	(0.8)	0.8
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)
Net loss attributable to Community Health Systems, Inc. stockholders	(2.0)%	(0.4)%

	Three Months Ended March 31,
	2026	2025
Percentage (decrease) increase from prior year:
Net operating revenues	(6.1)%	0.6%
Admissions (b)	(10.8)	(1.0)
Adjusted admissions (c)	(10.5)	(2.3)
Average length of stay (d)	(2.3)	(4.3)
Net loss attributable to Community Health Systems, Inc. stockholders	(346.2)	68.3
Same-store percentage increase from prior year (e):
Net operating revenues	3.1%	3.1%
Admissions (b)	(1.3)	4.0
Adjusted admissions (c)	(0.5)	2.6

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net operating revenues decreased to $2.965 billion for the three months ended March 31, 2026, compared to $3.159 billion for the same period in 2025. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $88 million, or 3.1%, during the three months ended March 31, 2026, compared to the same period in 2025. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates and supplemental reimbursement program revenue partially offset by lower volumes and an unfavorable change in payor mix. Non-same-store net operating revenues decreased $282 million during the three months ended March 31, 2026, compared to the same period in 2025, due to the divestiture of hospitals in 2026 and 2025. On a consolidated basis, inpatient admissions decreased by 10.8% and adjusted admissions decreased by 10.5% during the three months ended March 31, 2026, compared to the same period in 2025. On a same-store basis, net operating revenues per adjusted admission increased 3.7%, while inpatient admissions decreased by 1.3% and adjusted admissions decreased by 0.5% for the three months ended March 31, 2026, compared to the same period in 2025.

Total operating expenses, as a percentage of net operating revenues, decreased from 91.0% during the three months ended March 31, 2025 to 90.5% during the three months ended March 31, 2026. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.5% for the three months ended March 31, 2025 to 89.7% for the three months ended March 31, 2026. Salaries and benefits, as a percentage of net operating revenues, increased from 43.4% for the three months ended March 31, 2025 to 44.6% for the three months ended March 31, 2026, primarily due to inflationary wage increases and the decrease in net operating revenues. Supplies, as a percentage of net operating revenues, decreased from 15.5% for three months ended March 31, 2025 to 14.9% for the three months ended March 31, 2026, primarily due to the decrease in net operating revenues and changes in the mix of services. Other operating expenses, as a percentage of net operating revenues, increased from 27.4% for the three months ended March 31, 2025 to 27.9% for the three months ended March 31, 2026, primarily due to the decrease in net operating revenues and increased supplemental reimbursement program expense. Lease cost and rent, as a percentage of net operating revenues, increased from 2.2% for the three months ended March 31, 2025 to 2.3% for the three months ended March 31, 2026.

Depreciation and amortization, as a percentage of net operating revenues, increased from 3.3% for three months ended March 31, 2025 to 3.8% for the three months ended March 31, 2026, primarily due to the decrease in net operating revenues and the placement of additional assets into service in the current year compared to the prior year.

Impairment and (gain) loss on sale of businesses, net was income of $90 million for the three months ended March 31, 2026, compared to $24 million for the same period in 2025. The income recognized during the three months ended March 31, 2026 was comprised of a gain of approximately $230 million related to the divestiture of our controlling interest in a hospital, partially offset by (i) an approximately $88 million net impairment charge to adjust the carrying value of long-lived assets at hospitals that were divested at a price below carrying value, and (ii) a $52 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell. The income recognized during the three months ended March 31, 2025 was comprised of a gain of approximately $50 million related to the sale of two hospitals, partially offset by (i) an approximately $10 million impairment charge recorded to reduce the carrying value of a hospital that was deemed held-for-sale based on the difference between the carrying value of the hospital disposal group compared to the estimated fair value less costs to sell, (ii) an approximately $11 million impairment charge to adjust the carrying value of long-lived assets at a hospital that was divested at a sales price below carrying value, and (iii) an approximately $5 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed of or held-for-sale.

Interest expense, net, decreased $6 million to $213 million for the three months ended March 31, 2026 from $219 million for the three months ended March 31, 2025.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended March 31, 2026 and 2025.

Loss from early extinguishment of debt of $8 million was recognized during the three months ended March 31, 2026, as a result of the redemption of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources.” There was no loss from early extinguishment of debt during the three months ended March 31, 2025.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $3 million to $64 million for the three months ended March 31, 2026, compared to $67 million for the same period in 2025.

Our provision for income taxes for the three months ended March 31, 2026 and 2025 was $89 million and $42 million, respectively, and the effective tax rates were 139.1% and 62.7% for the three months ended March 31, 2026 and 2025, respectively. The increase in the provision for income taxes and the change in our effective tax rate for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to an increase in non-deductible goodwill related to divested hospitals.

Net (loss) income, as a percentage of net operating revenues, was a net loss of (0.8)% for the three months ended March 31, 2026, compared to net income of 0.8% for the same period in 2025.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for both of the three-month periods ended three months ended March 31, 2026 and 2025.

Net loss attributable to Community Health Systems, Inc. stockholders was $(58) million for the three months ended March 31, 2026, compared to $(13) million for the same period in 2025.

Liquidity and Capital Resources

Net cash provided by operating activities changed by $417 million, from approximately $120 million of cash provided by operating activities for the three months ended March 31, 2025, to cash used in operating activities of approximately $297 million for the three months ended March 31, 2026. The decrease in cash provided by operating activities is primarily due to a decrease in accounts payable, an increase in patient accounts receivable and the receipt of a larger tax refund during the three months ended March 31, 2025, compared to the same period in 2026. Cash paid for interest was $261 million during the three months ended March 31, 2026, compared to $229 million for the same period in 2025. Cash paid for income taxes, net of refunds received, resulted in a net refund of less than $1 million and $80 million during the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by investing activities was approximately $1.0 billion for the three months ended March 31, 2026, compared to approximately $444 million for the same period in 2025. Net cash provided by investing activities during the three months ended March 31, 2026 was impacted by an increase of $545 million in cash proceeds from dispositions of hospitals and other ancillary operations and a decrease in cash used for other investments of $28 million.

Our net cash used in financing activities was approximately $274 million for the three months ended March 31, 2026, compared to approximately $170 million for the same period in 2025, a change of $104 million. This was primarily due to the net impact of our debt borrowings and repayments during the three months ended March 31, 2026, compared to the same period in 2025.

Liquidity

Net working capital was approximately $1.2 billion at March 31, 2026 and approximately $1.0 billion at December 31, 2025. Net working capital increased by approximately $180 million between December 31, 2025 and March 31, 2026. The increase is primarily due to increases in cash, patient accounts receivable, prepaid expenses and other current assets and decreases in accounts payable, accrued liabilities for employee compensation and accrued interest during the three months ended March 31, 2026, partially offset by decreases in supplies and increases in income tax payable and other current liabilities.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc. (a wholly-owned subsidiary of the Parent Company), or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At March 31, 2026, we had no outstanding borrowings and approximately $824 million of additional borrowing capacity (after taking into consideration $32 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the three months ended March 31, 2026 by $2 million, primarily due to a reduction in collateral for a construction-related bond. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

2026 Financing Activity

On February 2, 2026, we exercised a special call provision to redeem 10% of the original principal amount, or approximately $223 million, of the 10.875% Senior Secured Notes due 2032, at a redemption price of 103% of the principal amount, plus accrued and unpaid interest. A pre-tax loss from early extinguishment of debt of approximately $8 million was recognized associated with this financing activity during the three months ended March 31, 2026.

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

As of March 31, 2026, approximately $29 million of our outstanding debt of approximately $10.2 billion is due within the next 12 months.

Net proceeds from divestitures, if any, are expected to be used for general corporate purposes (including potential debt repayments and/or debt repurchases) and capital expenditures.

We believe that our current levels of cash, internally generated cash flows and current levels of availability for additional borrowing under the ABL Facility, our anticipated continued access to the capital markets, and the use of proceeds from any potential future dispositions as noted above, will be sufficient to finance acquisitions, capital expenditures, working capital requirements, and any debt repurchases or other debt repayments we may elect to make or be required to make through the next 12 months and the foreseeable future thereafter. However, ongoing negative economic conditions (including in relation to inflationary pressures, elevated interest rate levels, impacts from the imposition of, or changes in, tariffs, and geopolitical uncertainties) have resulted in, and may continue to result in, significant disruptions of financial and capital markets, which could reduce our ability to access capital and negatively affect our liquidity in the future.

We may elect from time to time to continue to purchase our outstanding debt, including through open market purchases, privately negotiated transactions or otherwise. Any such debt repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law requirements and other factors.

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended March 31, 2026, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

Capital Resources

Cash expenditures for the purchases of facilities and other related businesses were $5 million for the three months ended March 31, 2026 related to cash paid for the acquisition of certain physician practices and clinics, as well as a controlling interest in an ambulatory surgery center, compared to less than $1 million for the three months ended March 31, 2025, which primarily related to cash expenditures for physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $76 million and $85 million for the three months ended March 31, 2026 and 2025, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2026.

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

Critical accounting policies are defined as those policies that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. We believe that our critical accounting policies are limited to those described below. The following information should be read in conjunction with our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to the Consolidated Financial Statements included under Part II, Item 8 of the 2025 Form 10-K.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2026 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2026 would have changed by approximately $105 million, and net patient accounts receivable at March 31, 2026 would have changed by approximately $136 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for each of the three-month periods ended March 31, 2026 and 2025.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of patient accounts receivable. If the actual collection percentage differed by 1% at March 31, 2026 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2026 would have changed by approximately $36 million, and net patient accounts receivable at March 31, 2026 would have changed by approximately $47 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross patient accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.3 billion at March 31, 2026 and $1.4 billion at December 31, 2025, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our patient accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated patient accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 59 days at March 31, 2026 and 54 days at December 31, 2025.

Total gross patient accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $17.9 billion and $16.9 billion as of March 31, 2026 and December 31, 2025, respectively. The approximate percentage of total gross patient accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At March 31, 2026:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	1%	1%
Medicare Managed Care	18%	3%	3%	3%
Medicaid	5%	1%	1%	1%
Managed Care and other third-party payors	17%	3%	3%	4%
Self-Pay	7%	5%	7%	7%

At December 31, 2025:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	1%
Medicare Managed Care	17%	3%	3%	3%
Medicaid	5%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	4%
Self-Pay	7%	5%	7%	8%

The approximate percentage of total gross patient accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor-type is as follows:

	March 31,	December 31
	2026	2025
Insured receivables	74.4%	73.5%
Self-pay receivables	25.6	26.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay patient accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% and 90% at March 31, 2026 and December 31, 2025, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both March 31, 2026 and December 31, 2025.

Goodwill

At March 31, 2026, we had approximately $3.1 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2025 using the October 31, 2025 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.5% at both March 31, 2026 and December 31, 2025. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses or, for increased losses specifically attributable to certain divestitures, within impairment and (gain) loss on sales of businesses, net in the accompanying condensed consolidated statements of loss.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of March 31, 2026 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2026.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $46 million at March 31, 2026. A total of $10 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2026. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of loss as income tax expense.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modifies the criteria for when software costs may be capitalized by eliminating consideration of software project development stages and by enhancing guidance for the “probable-to-complete” threshold. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption of this ASU is permitted. We are currently evaluating the impact that adoption of this ASU will have on our condensed consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. A number of factors could affect the future results of the Company or the healthcare industry generally and could cause the Company’s expected results to differ materially from those expressed in this Form 10-Q. These factors include, among other things:

•
general economic and business conditions, both nationally and in the regions in which we operate, including the impact of challenging macroeconomic conditions and inflationary pressures, the current interest rate environment, current geopolitical instability (including as a result of ongoing geopolitical conflicts), impacts from the imposition of, or changes in tariffs, as well as the impact on us of financial, credit, capital, political, and legislative conditions, including any federal government shutdowns;
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
•
the potential adverse impact of known and unknown legal, regulatory and governmental proceedings and other loss contingencies, including governmental investigations and audits, and federal and state false claims act litigation;
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
•
any changes in or interpretations of income tax laws and regulations; and
•
the risk factors set forth in our 2025 Form 10-K and our other public filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2026, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2025 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the U.S. Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the federal False Claims Act, or FCA, may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. In September 2014, the Criminal Division of the Department of Justice announced that all qui tam cases will be shared with their division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions, including in its most recent Memorandum dated September 15, 2022. From time to time, we detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the HHS Office of Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

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

On May 4, 2022, our affiliate, Northwest Arkansas Hospitals, LLC, or Northwest, terminated for cause the professional services agreement of Brian Hyatt, M.D., a psychiatrist and former medical director of the behavioral health unit at Northwest, over concerns regarding his medical practices. On October 31, 2024, the Department of Justice notified us that it is conducting a criminal investigation of Dr. Hyatt’s conduct while he was the medical director of the behavioral health unit at Northwest. The Department of Justice has advised Northwest and several of its current and former officers and employees that they are also subjects of its investigation. On March 11, 2026, a grand jury indicted Dr. Hyatt and seven of the individual defendants. We are cooperating fully with the investigation.

Commercial Litigation and Other Lawsuits

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

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2026 -
January 31, 2026	3,042	$3.10	—	—
February 1, 2026 -
February 28, 2026	2,374	3.13	—	—
March 1, 2026 -
March 31, 2026	573,138	3.46	—	—
Total	578,554	$3.46	—	—

(a)
578,554 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended March 31, 2026.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of March 31, 2026, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) and (c), respectively, of Regulation S-K.

Item 6. Exhibits

No.		Description
2.1

Asset Purchase Agreement, dated as of January 20, 2026, by and between CHS/Community Health Systems, Inc. and The Health Care Authority of the City of Huntsville d/b/a Huntsville Hospital Health System ‡ (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed January 20, 2026 (No. 001-15925))

2.2

Purchase Agreement, dated as of March 5, 2026, among CHS/Community Health Systems, Inc. and certain of its subsidiaries, Freeman-Oak Hill Health System d/b/a Freeman Health System ‡ (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.'s Current Report on Form 8-K filed March 5, 2026 (No. 001-15925))

10.1†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 19, 2026 (No. 001-15925))

10.2†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026) (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 19, 2026 (No. 001-15925))

10.3†

Form of Performance Based Restricted Stock Award Agreement (Senior Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026) (incorporated by reference to Exhibit 10.25 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 19, 2026 (No. 001-15925))

10.4†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (for awards with a grant date on or after March 1, 2026) (incorporated by reference to Exhibit 10.28 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 filed February 19, 2026 (No. 001-15925))

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

The following financial information from our quarterly report on Form 10-Q for the quarter and three months ended March 31, 2026 and 2025, filed with the SEC on April 22, 2026, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of loss for the three months ended March 31, 2026 and 2025, (ii) the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025, (iii) the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025, (iv) the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan or arrangement.

‡ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish, on a supplemental basis, a copy of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

By:	/s/ Kevin J. Hammons
Kevin J. Hammons Director and Chief Executive Officer
(principal executive officer)

By:	/s/ Jason K. Johnson
Jason K. Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer)

By:	/s/ Phillip A. Posey
Phillip A. Posey
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Date: April 22, 2026