Form 10-Q
period 2026-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2026-10-29
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 22, 2026, there were 141,026,656 shares outstanding of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2026

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net operating revenues	$2,757	$3,087	$8,547	$9,379
Operating expenses:
Salaries and benefits	1,213	1,356	3,771	4,056
Supplies	407	460	1,249	1,418
Other operating expenses	809	832	2,437	2,583
Lease cost and rent	62	67	195	209
Depreciation and amortization	106	108	328	317
Impairment and (gain) loss on sale of businesses, net	14	21	(248)	(242)
Total operating expenses	2,611	2,844	7,732	8,341
Income from operations	146	243	815	1,038
Interest expense, net	201	216	620	649
Loss (gain) from early extinguishment of debt	—	33	12	(105)
Equity in earnings of unconsolidated affiliates	(2)	(4)	(8)	(9)
(Loss) income before income taxes	(53)	(2)	191	503
(Benefit from) provision for income taxes	(3)	(173)	163	(13)
Net (loss) income	(50)	171	28	516
Less: Net income attributable to noncontrolling interests	36	41	102	117
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(86)	$130	$(74)	$399
(Loss) earnings per share attributable to Community Health Systems, Inc. stockholders:
Basic	$(0.63)	$0.97	$(0.55)	$2.99
Diluted	$(0.63)	$0.96	$(0.55)	$2.97
Weighted-average number of shares outstanding:
Basic	135,542,130	133,787,535	135,155,480	133,479,323
Diluted	135,542,130	135,187,592	135,155,480	134,514,096

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(50)	$171	$28	$516
Other comprehensive (loss) income, net of income taxes:
Net change in fair value of available-for-sale debt securities, net of tax	(7)	1	(9)	5
Other comprehensive (loss) income	(7)	1	(9)	5
Comprehensive (loss) income	(57)	172	19	521
Less: Comprehensive income attributable to noncontrolling interests	36	41	102	117
Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(93)	$131	$(83)	$404

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$155	$260
Patient accounts receivable	2,102	2,077
Supplies	268	322
Prepaid income taxes	—	13
Prepaid expenses	185	181
Other current assets	289	381
Total current assets	2,999	3,234
Property and equipment	8,170	8,912
Less accumulated depreciation and amortization	(3,934)	(4,409)
Property and equipment, net	4,236	4,503
Goodwill	3,233	3,316
Deferred income taxes	36	50
Other assets, net	1,604	2,101
Total assets	$12,108	$13,204
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$18	$16
Current operating lease liabilities	100	110
Accounts payable	831	842
Income tax payable	55	—
Accrued liabilities:
Employee compensation	431	569
Accrued interest	173	238
Other	413	433
Total current liabilities	2,021	2,208
Long-term debt	9,568	10,380
Deferred income taxes	25	25
Long-term operating lease liabilities	523	537
Other long-term liabilities	908	891
Total liabilities	13,045	14,041
Redeemable noncontrolling interests in equity of consolidated subsidiaries	336	322
STOCKHOLDERS’ DEFICIT
Community Health Systems, Inc. stockholders’ deficit:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 140,999,408 shares issued and outstanding at September 30, 2026, and 138,626,917 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	2,169	2,185
Accumulated other comprehensive loss	(18)	(9)
Accumulated deficit	(3,644)	(3,571)
Total Community Health Systems, Inc. stockholders’ deficit	(1,492)	(1,394)
Noncontrolling interests in equity of consolidated subsidiaries	219	235
Total stockholders’ deficit	(1,273)	(1,159)
Total liabilities and stockholders’ deficit	$12,108	$13,204

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$28	$516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	328	317
Deferred income taxes	14	(261)
Stock-based compensation expense	7	7
Impairment and (gain) loss on sale of businesses, net	(248)	(242)
Loss (gain) from early extinguishment of debt	12	(105)
Other non-cash expenses, net	118	134
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(113)	75
Supplies, prepaid expenses and other current assets	40	5
Accounts payable, accrued liabilities and income taxes	(160)	(86)
Other	(81)	(83)
Net cash (used in) provided by operating activities	(55)	277
Cash flows from investing activities:
Acquisitions of facilities and other related businesses	(54)	(1)
Purchases of property and equipment	(239)	(241)
Proceeds from disposition of hospitals and other ancillary operations	1,210	1,012
Proceeds from sale of property and equipment	—	8
Purchases of available-for-sale debt securities and equity securities	(87)	(107)
Proceeds from sales of available-for-sale debt securities and equity securities	80	87
Purchases of investments in unconsolidated affiliates	(1)	—
Increase in other investments	(15)	(53)
Net cash provided by investing activities	894	705
Cash flows from financing activities:
Repurchase of restricted stock shares for payroll tax withholding requirements	(2)	(2)
Deferred financing costs and other debt-related costs	(8)	(9)
Proceeds from noncontrolling investors in joint ventures	1	2
Redemption of noncontrolling investments in joint ventures	—	(2)
Distributions to noncontrolling investors in joint ventures	(129)	(120)
Other borrowings	38	16
Issuance of long-term debt	—	2,470
Proceeds from ABL Facility	1,307	3,021
Repayments of long-term indebtedness	(2,151)	(6,272)
Net cash used in financing activities	(944)	(896)
Net change in cash and cash equivalents	(105)	86
Cash and cash equivalents at beginning of period	260	37
Cash and cash equivalents at end of period	$155	$123
Supplemental disclosure of cash flow information:
Interest payments	$(650)	$(622)
Income tax payments, net	$(76)	$(192)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent Company”) and its subsidiaries (together with the Parent Company, the “Company”) as of September 30, 2026 and December 31, 2025 and for the three- and nine-month periods ended September 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

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

Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating expenses that could be classified as general and administrative by the Company include the Company’s corporate office costs at its Franklin, Tennessee office, which were $75 million and $80 million for the three months ended September 30, 2026 and 2025, respectively, and $188 million and $217 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Revenue Recognition.

Net Operating Revenues

Net operating revenues are recorded at the transaction price estimated by the Company to reflect the total consideration due from patients and third-party payors in exchange for providing goods and services in patient care. These services are considered to be a single performance obligation and have a duration of less than one year. Revenues are recorded as these goods and services are provided. The transaction price, which involves significant estimates, is determined based on the Company’s standard charges for the goods and services provided, with a reduction recorded for price concessions related to third-party contractual arrangements as well as patient discounts and other patient price concessions. During each of the three- and nine-month periods ended September 30, 2026 and 2025, the impact of changes to the inputs used to determine the transaction price was considered immaterial.

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

The Company’s net operating revenues for the three and nine months ended September 30, 2026 and 2025 have been presented in the following table based on an allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Medicare	$469	$527	$1,429	$1,660
Medicare Managed Care	524	531	1,625	1,681
Medicaid	447	505	1,464	1,527
Managed Care and other third-party payors	1,269	1,500	3,911	4,449
Self-pay	48	24	118	62
Total	$2,757	$3,087	$8,547	$9,379

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

Final settlements for some payors and programs are subject to adjustment based on administrative review and audit by third parties. As a result of these final settlements, the Company has recorded amounts due to third-party payors of $109 million and $130 million as of September 30, 2026 and December 31, 2025, respectively, and these amounts are included in accrued liabilities-other in the accompanying condensed consolidated balance sheets. Amounts due from third-party payors were $107 million and $154 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2022.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Charity Care

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues, and are thus classified as charity care. The Company determines amounts that qualify for charity care based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government. The Company made certain updates to its policy during the year ended December 31, 2025 in a manner which increased the number of accounts qualifying for charity care. This resulted in an increase in charity care services during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

These charity care services are estimated to be approximately $585 million and $419 million for the three months ended September 30, 2026 and 2025, respectively, and $1.448 billion and $1.061 billion for the nine months ended September 30, 2026 and 2025, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues. The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $58 million and $42 million for the three months ended September 30, 2026 and 2025, respectively, and $143 million and $110 million for the nine months ended September 30, 2026 and 2025, respectively. The estimated cost of these charity care services was determined using a ratio of cost-to-gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Accounting for the Impairment or Disposal of Long-Lived Assets. During the nine months ended September 30, 2026, the Company recorded a net gain of approximately $248 million, comprised of a gain of approximately $400 million related to the divestiture of one hospital and the divestiture of a controlling interest in another hospital, partially offset by (i) an approximately $134 million net impairment charge to adjust the carrying value of long-lived assets at hospitals that were divested at a sales price below carrying value and (ii) an approximately $18 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale. During the nine months ended September 30, 2026, approximately $413 million of goodwill was allocated from the hospital operations reporting unit associated with the disposal groups for which impairment charges or a gain on sale was recorded during the period.

During the nine months ended September 30, 2025, the Company recorded a net gain of approximately $242 million, comprised of a gain of approximately $288 million related to the divestiture of four hospitals, partially offset by (i) an approximately $31 million impairment charge to adjust the carrying value of long-lived assets at two hospitals that were divested at a sales price below carrying value and (ii) an approximately $15 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, these options vest in one-third increments on each of the first three anniversaries of the option grant date and expire on the tenth anniversary of the option grant date. The exercise price of all options granted under the 2009 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2026, 7,609,180 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Effect on (loss) income before income taxes	$(3)	$1	$(7)	$(7)
Effect on net (loss) income	$(2)	$—	$(6)	$(5)

At September 30, 2026, $16 million of unrecognized stock-based compensation expense related to outstanding unvested stock options, restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 24 months. Of that amount, $2 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 24 months and $14 million relates to outstanding unvested restricted stock and RSUs expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the nine months ended September 30, 2026 and 2025.

The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	N/A	N/A	81.7%	88.7%
Expected dividends	N/A	N/A	—	—
Expected term	N/A	N/A	6 years	6 years
Risk-free interest rate	N/A	N/A	3.6%	4.0%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, in determining the expected term for both of the nine-month periods ended September 30, 2026 and 2025, the Company identified one population, consisting of persons receiving grants of stock options. The computation of expected term was performed using the simplified method for all stock options granted in the periods presented. The simplified method was used as a result of the Company determining that historical exercise data does not provide a reasonable basis for the expected term of its grants, due primarily to the limited number of stock option exercises that have occurred.

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

Options outstanding and exercisable under the 2009 Plan as of September 30, 2026, and changes during each of the three-month periods following December 31, 2025, were as follows (in millions, except share and per share data):

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	September 30,
	Shares	Price	Term	2026
Outstanding at December 31, 2025	3,797,750	$5.86
Granted	796,000	3.46
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at March 31, 2026	4,593,750	5.45
Granted	30,000	2.75
Exercised	—	—
Forfeited and cancelled	—	—
Outstanding at June 30, 2026	4,623,750	5.43
Granted	—	—
Exercised	—	—
Forfeited and cancelled	(25,000)	2.87
Outstanding at September 30, 2026	4,598,750	$5.44	6.3 years	$—
Exercisable at September 30, 2026	3,178,406	$6.43	5.2 years	$—

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $2.46 and $2.27, respectively. The aggregate intrinsic value (calculated as the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($2.86) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2026. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three and nine months ended September 30, 2026 and 2025. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2009 Plan as of September 30, 2026, and changes during each of the three-month periods following December 31, 2025, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2025	4,760,747	$3.68
Granted	2,650,000	3.46
Vested	(1,828,564)	4.77
Forfeited	(118,765)	3.94
Unvested at March 31, 2026	5,463,418	3.20
Granted	72,000	2.75
Vested	(37,336)	3.32
Forfeited	(16,001)	3.21
Unvested at June 30, 2026	5,482,081	3.20
Granted	—	—
Vested	(26,335)	2.95
Forfeited	(16,333)	3.08
Unvested at September 30, 2026	5,439,413	3.20

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

RSUs outstanding under the 2009 Plan as of September 30, 2026, and changes during each of the three-month periods following December 31, 2025, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2025	2,069,837	$3.90
Granted	676,299	3.46
Vested and settled	(334,232)	3.59
Forfeited	—	—
Outstanding at March 31, 2026	2,411,904	3.82
Granted	—	—
Vested and settled	(46,950)	7.67
Forfeited	—	—
Outstanding at June 30, 2026	2,364,954	3.74
Granted	—	—
Vested and settled	—	—
Forfeited	—	—
Outstanding at September 30, 2026	2,364,954	3.74

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

During the nine months ended September 30, 2026, one or more subsidiaries of the Company paid approximately $54 million to acquire the operating assets and related businesses of certain physician practices and clinics, as well as controlling interests in two ambulatory surgery centers. The purchase price for these transactions was primarily allocated to working capital, goodwill and noncontrolling interests. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital. Adjustments to the preliminary purchase price allocation are not expected to be material.

Divestitures

During the nine months ended September 30, 2026, as reflected in the table below, the Company completed the divestiture of four hospitals in Arkansas, three hospitals in Pennsylvania, one hospital in Alabama, and sold its 80% ownership interest in one hospital in Tennessee. The following table provides a summary of hospitals that the Company divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which the Company sold its 50% ownership interest, and in the cases of Tennova Healthcare - Clarksville and Cedar Park Regional Medical Center, in which the Company sold its 80% ownership interest) during the nine months ended September 30, 2026 and the year ended December 31, 2025:

			Licensed
Hospital	Buyer	City, State	Beds	Effective Date
2026 Divestitures:
Tennova Healthcare - Clarksville	Vanderbilt University Medical Center	Clarksville, Tennessee	270	February 1, 2026
Wilkes-Barre General Hospital	Tenor Health Foundation	Wilkes-Barre, Pennsylvania	369	February 1, 2026
Regional Hospital of Scranton	Tenor Health Foundation	Scranton, Pennsylvania	186	February 1, 2026
Moses Taylor Hospital	Tenor Health Foundation	Scranton, Pennsylvania	122	February 1, 2026
Crestwood Medical Center	Huntsville Hospital Health System	Huntsville, Alabama	180	April 1, 2026
Northwest Medical Center - Bentonville	Freeman Health System	Bentonville, Arkansas	128	June 1, 2026
Northwest Medical Center - Springdale	Freeman Health System	Springdale, Arkansas	222	June 1, 2026
Willow Creek Women’s Hospital	Freeman Health System	Johnson, Arkansas	64	June 1, 2026
Siloam Springs Regional Hospital	Freeman Health System	Siloam Springs, Arkansas	73	June 1, 2026

2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, North Carolina	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, Mississippi	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, Texas	126	June 30, 2025
Northwest Health Physicians’ Specialty Hospital	Washington Regional Medical Center	Fayetteville, Arkansas	20	December 1, 2025

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

4. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows (in millions):

Balance, at December 31, 2025
Goodwill	$6,130
Accumulated impairment losses	(2,814)
3,316
Goodwill acquired as part of acquisitions	102
Goodwill allocated to hospitals divested or held-for-sale (as applicable)	(185)
Balance, at September 30, 2026
Goodwill	6,047
Accumulated impairment losses	(2,814)
$3,233

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

5. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was $47 million at September 30, 2026. A total of $11 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2026. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of (loss) income as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s benefit from income taxes was $(3) million and $(173) million for the three months ended September 30, 2026 and 2025, respectively. The Company’s provision for (benefit from) income taxes was $163 million and $(13) million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rates were 5.7% and 8,650.0% for the three months ended September 30, 2026 and 2025, respectively, and 85.3% and (2.6)% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the benefit from income taxes for the three months ended September 30, 2026, the increase in the provision for income taxes for the nine months ended September 30, 2026, and the change in the effective tax rates for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to recognition of the tax effects of the federal budget reconciliation legislation during the three months ended September 30, 2025. More specifically, a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation resulted in an income tax benefit of approximately $163 million during the three months ended September 30, 2025, which did not recur during the three or nine months ended September 30, 2026.

Cash paid for taxes, net of refunds received, resulted in a net payment of $15 million and $91 million during the three months ended September 30, 2026 and 2025, respectively, and $76 million and $192 million during the nine months ended September 30, 2026 and 2025, respectively. Cash paid for taxes related to gains on divested hospitals was approximately $14 million and $52 million during the three months ended September 30, 2026 and 2025, respectively, and $70 million and $126 million during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company purchased $30 million of solar tax credits at a discounted amount of $28 million. Such solar tax credits are considered federal estimated income tax payments. The $2 million discount is recorded as a federal income tax benefit for the nine months ended September 30, 2026.

6. LONG-TERM DEBT

Long-term debt, net of unamortized debt issuance costs and discounts or premiums, as applicable, consists of the following (in millions):

	September 30,	December 31,
	2026	2025
6⅞% Senior Notes due 2028	$42	$42
6% Senior Secured Notes due 2029	644	644
5¼% Senior Secured Notes due 2030	1,535	1,535
4¾% Senior Secured Notes due 2031	689	1,058
10⅞% Senior Secured Notes due 2032	1,549	2,003
10¾% Senior Secured Notes due 2033	700	700
9¾% Senior Secured Notes due 2034	1,790	1,790
6⅞% Junior-Priority Secured Notes due 2029	1,244	1,244
6⅛% Junior-Priority Secured Notes due 2030	1,227	1,227
ABL Facility	—	—
Finance lease and financing obligations	300	345
Other	46	25
Less: Unamortized deferred debt issuance costs	(180)	(217)
Total debt	9,586	10,396
Less: Current maturities	(18)	(16)
Total long-term debt	$9,568	$10,380

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

A pre-tax and after-tax loss from early extinguishment of debt of $12 million and $11 million, respectively, for the nine months ended September 30, 2026, resulted from these transactions.

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

At September 30, 2026, the Company had no outstanding borrowings and approximately $745 million of additional borrowing capacity (after taking into consideration the $32 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the nine months ended September 30, 2026 by $2 million, primarily due to a reduction in collateral for a construction-related bond. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds.

The ABL Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) engage in mergers, acquisitions and asset sales, (7) conduct transactions with affiliates, (8) alter the nature of the Company’s, CHS’ or the guarantors’ businesses, (9) grant certain guarantees with respect to physician practices, (10) engage in sale and leaseback transactions or (11) change the Company’s fiscal year. The Company is also required to comply with a consolidated fixed charge coverage ratio, upon certain triggering events described below, and various affirmative covenants. The consolidated fixed charge coverage ratio is calculated as the ratio of (x) consolidated EBITDA (as defined in the ABL Facility) less capital expenditures to (y) the sum of consolidated interest expense (as defined in the ABL Facility), scheduled principal payments, income taxes and restricted payments made in cash or in permitted investments. For purposes of calculating the consolidated fixed charge coverage ratio, the calculation of consolidated EBITDA as defined in the ABL Facility is a trailing 12-month calculation that begins with the Company’s consolidated net income, with certain adjustments for interest, taxes, depreciation and amortization, net income attributable to noncontrolling interests, stock compensation expense, restructuring costs, and the financial impact of other non-cash or non-recurring items recorded during any such 12-month period. The consolidated fixed charge coverage ratio is a required covenant only in periods where the total borrowings outstanding under the ABL Facility reduce the amount available in the facility to less than the greater of (i) $95 million or (ii) 10% of the calculated borrowing base. As a result, in the event the Company has less than $95 million available under the ABL Facility, the Company would need to comply with the consolidated fixed charge coverage ratio. At September 30, 2026, the Company is not subject to the consolidated fixed charge coverage ratio as such triggering event had not occurred during the twelve months ended September 30, 2026.

The Company paid interest of $213 million and $214 million on borrowings during the three months ended September 30, 2026 and 2025, respectively, and $650 million and $622 million on borrowings during the nine months ended September 30, 2026 and 2025, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2026 and December 31, 2025, and valuation methodologies considered appropriate. The estimates presented in the table below are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2026		December 31, 2025
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$155	$155	$260	$260
Investments in equity securities	84	84	79	79
Available-for-sale debt securities	244	244	226	226
Trading securities	5	5	5	5
Liabilities:
6⅞% Senior Notes due 2028	42	40	42	35
6% Senior Secured Notes due 2029	633	626	630	644
5¼% Senior Secured Notes due 2030	1,487	1,395	1,479	1,442
4¾% Senior Secured Notes due 2031	688	609	1,055	942
10⅞% Senior Secured Notes due 2032	1,542	1,617	1,992	2,188
10¾% Senior Secured Notes due 2033	698	738	698	741
9¾% Senior Secured Notes due 2034	1,782	1,769	1,762	1,881
6⅞% Junior-Priority Secured Notes due 2029	1,201	1,174	1,189	1,108
6⅛% Junior-Priority Secured Notes due 2030	1,190	1,011	1,183	985
ABL Facility and other debt	42	42	21	21

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability. Transfers between levels within the fair value hierarchy are recognized by the Company on the date of the change in circumstances that requires such transfer. There were no transfers between levels during the nine months ended September 30, 2026 and 2025.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	Level 1	Level 2	Level 3
Investments in equity securities	$84	$84	$—	$—
Available-for-sale debt securities	244	—	244	—
Trading securities	5	—	5	—
Total assets	$333	$84	$249	$—

	December 31, 2025	Level 1	Level 2	Level 3
Investments in equity securities	$79	$79	$—	$—
Available-for-sale debt securities	226	—	226	—
Trading securities	5	—	5	—
Total assets	$310	$79	$231	$—

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

9. LEASES

The Company utilizes operating and finance leases for the use of certain hospitals, medical office buildings, and medical equipment. The components of lease cost and rent expense for the three and nine months ended September 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost:
Operating lease cost	$39	$39	$120	$124
Short-term rent expense	14	20	47	62
Variable lease cost	9	9	29	26
Sublease income	—	(1)	(1)	(3)
Total operating lease cost	$62	$67	$195	$209
Finance lease cost:
Amortization of right-of-use assets	$2	$2	$7	$7
Interest on finance lease liabilities	3	3	9	10
Total finance lease cost	$5	$5	$16	$17

Supplemental balance sheet information related to leases is as follows (in millions):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	Other assets, net	$586	$617

Finance Leases:
Finance lease right-of-use assets	Property and equipment
	Land and improvements	$—	$—
	Buildings and improvements	223	237
	Equipment and fixtures	8	5
	Property and equipment	231	242
	Less: Accumulated depreciation and amortization	(74)	(69)
	Property and equipment, net	$157	$173

Current finance lease liabilities	Current maturities of long-term debt	$4	$2
Long-term finance lease liabilities	Long-term debt	187	201

Supplemental cash flow information related to leases for the nine months ended September 30, 2026 and 2025 is as follows (in millions):

	Nine Months Ended September 30,
Cash flow information	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$117	$123
Operating cash flows from finance leases	9	10
Financing cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for new finance lease liabilities	4	1
Right-of-use assets obtained in exchange for new operating lease liabilities	89	75

_______________________________

(1)
Included in the change in other operating assets and liabilities in the condensed consolidated statements of cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

10. STOCKHOLDERS’ DEFICIT

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2026, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

The Company is a holding company, which operates through its subsidiaries. The ABL Facility and the indentures governing each series of the Company’s outstanding notes contain various covenants under which the assets of the subsidiaries of the Company are subject to certain restrictions relating to, among other matters, dividends and distributions, as referenced in the paragraph below.

The ABL Facility and the indentures governing each series of the Company’s outstanding notes restrict the Company’s subsidiaries from, among other matters, paying dividends and making distributions to the Company, which thereby limits the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2026, under the most restrictive test in these agreements (and subject to certain exceptions), the Company has approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

The schedule below presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to noncontrolling interests as of September 30, 2026, and during each of the three-month periods following December 31, 2025 (in millions).

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2025	$322	$1	$2,185	$(9)	$(3,571)	$235	$(1,159)
Comprehensive income (loss)	11	—	—	(1)	(57)	22	(36)
Distributions to noncontrolling interests	(33)	—	—	—	—	(24)	(24)
Disposition of less-than-wholly owned entity	(41)	—	—	—	—	(4)	(4)
Adjustment to redemption value of redeemable noncontrolling interests	1	—	(3)	—	—	—	(3)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	3	—	—	—	3
Balance, March 31, 2026	260	1	2,183	(10)	(3,628)	229	(1,225)
Comprehensive income (loss)	13	—	—	(1)	69	21	89
Distributions to noncontrolling interests	(9)	—	—	—	—	(24)	(24)
Noncontrolling interests in acquired entities	51	—	—	—	—	—	—
Disposition of less-than-wholly owned entity	(1)	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	6	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	2	—	—	—	2
Balance, June 30, 2026	320	1	2,179	(11)	(3,559)	226	(1,164)
Comprehensive income (loss)	13	—	—	(7)	(85)	22	(70)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Distributions to noncontrolling interests	(10)	—	—	—	—	(29)	(29)
Adjustment to redemption value of redeemable noncontrolling interests	12	—	(12)	—	—	—	(12)
Stock-based compensation	—	—	2	—	—	—	2
Balance, September 30, 2026	$336	$1	$2,169	$(18)	$(3,644)	$219	$(1,273)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company’s stockholders, and equity attributable to the noncontrolling interests as of September 30, 2025, and during each of the three-month periods following December 31, 2024 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit
Balance, December 31, 2024	$359	$1	$2,175	$(10)	$(4,080)	$238	$(1,676)
Comprehensive income (loss)	13	—	—	3	(13)	25	15
Distributions to noncontrolling interests	(10)	—	—	—	—	(25)	(25)
Disposition of less-than-wholly owned entity	—	—	—	—	—	(8)	(8)
Adjustment to redemption value of redeemable noncontrolling interests	2	—	(2)	—	—	—	(2)
Cancellation of restricted stock for tax withholdings on vested shares	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	4	—	—	—	4
Balance, March 31, 2025	364	1	2,176	(7)	(4,093)	230	(1,693)
Comprehensive income	14	—	—	2	282	24	308
Distributions to noncontrolling interests	(33)	—	—	—	—	(28)	(28)
Contributions from noncontrolling interests	1	—	—	—	—	—	—
Disposition of less-than-wholly owned entity	(27)	—	—	—	—	(7)	(7)
Adjustment to redemption value of redeemable noncontrolling interests	(5)	—	5	—	—	—	5
Stock-based compensation	—	—	3	—	—	—	3
Balance, June 30, 2025	314	1	2,184	(5)	(3,811)	219	(1,412)
Comprehensive income	16	—	—	—	130	25	155
Contributions from noncontrolling interests	1	—	—	—		—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(15)	(15)
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	(1)	(2)
Adjustment to redemption value of redeemable noncontrolling interests	1	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	1	—	—	—	1
Balance, September 30, 2025	$323	$1	$2,183	$(5)	$(3,681)	$228	$(1,274)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(86)	$130	$(74)	$399
Transfers to the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in-capital for purchase of subsidiary partnership interests	—	(1)	—	(1)
Net transfers to the noncontrolling interests	—	(1)	—	(1)
Change to Community Health Systems, Inc. stockholders’ deficit from net (loss) income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(86)	$129	$(74)	$398

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

11. EARNINGS PER SHARE

The following table sets forth the components of the denominator for the computation of basic and diluted earnings per share for net (loss) income attributable to Community Health Systems, Inc. stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted-average number of shares outstanding — basic	135,542,130	133,787,535	135,155,480	133,479,323
Effect of dilutive securities:
Restricted stock awards	—	695,653	—	455,358
Employee stock options	—	1,302	—	1,732
Other equity-based awards	—	703,102	—	577,683
Weighted-average number of shares outstanding — diluted	135,542,130	135,187,592	135,155,480	134,514,096

The Company generated a loss attributable to Community Health Systems, Inc. stockholders for the three and nine months ended September 30, 2026, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company generated income during the three and nine months ended September 30, 2026, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase of 1,590,455 shares and 1,139,106 shares, respectively.

The following table sets forth the dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	4,673,417	5,010,718	6,067,856	5,852,385

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

The Company’s CODM uses net (loss) income, as presented in the condensed consolidated statements of (loss) income, to assess performance and allocate resources. Net (loss) income is used in the annual budgeting process as well as throughout the period when projecting or forecasting quarterly and full-year performance. The CODM considers budget-to-actual and actual versus prior period (prior month, prior year, etc.) variances on a periodic basis as a means of assessing performance. The following segment information, including significant segment expenses, is presented in millions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net operating revenues	$2,757	$3,087	$8,547	$9,379
Less:
Salaries and benefits	1,213	1,356	3,771	4,056
Supplies	407	460	1,249	1,418
Medical specialist fees	158	165	479	479
Other segment items	713	734	2,153	2,313
Depreciation and amortization	106	108	328	317
Interest expense	202	217	622	651
Interest income	(1)	(1)	(2)	(2)
Impairment and (gain) loss on sale of businesses, net	14	21	(248)	(242)
Loss (gain) from early extinguishment of debt	—	33	12	(105)
Equity in earnings of unconsolidated affiliates	(2)	(4)	(8)	(9)
(Benefit from) provision for income taxes	(3)	(173)	163	(13)
Net (loss) income	$(50)	$171	$28	$516

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (continued)

Probable Contingencies

On January 11, 2024, the Company received a Civil Investigative Demand (“CID”) from the Department of Justice for documents and information relating to a variety of subjects, including practices and procedures related to utilization review, inpatient admissions and inpatient dialysis at the Company’s hospitals. Based upon the Company’s review of the CID, the documents the Company has reviewed and the witnesses who were interviewed, the Company believes that the CID relates to allegations made by a former employee at one of the Company’s hospitals in 2022 and that these allegations were thoroughly and fully investigated to the Company’s satisfaction at the time the allegations were originally made. The Company reached a tentative settlement of this matter during the three months ended September 30, 2026. In connection with reaching this tentative settlement, the Company recognized an accrual during the three months ended September 30, 2026, which, along with accruals for certain individually insignificant matters, is reflected in the “Summary of Recorded Amounts” table below.

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2026, with respect to the Company’s determination of the contingencies of the Company in respect of which an accrual has been recorded.

Summary of Recorded Amounts

Probable
Contingencies
Balance at December 31, 2025	$12
Expense	16
Reserve for insured claim	—
Cash payments	(1)
Balance at September 30, 2026	$27

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

We are one of the nation’s largest healthcare companies. Our affiliates are leading providers of healthcare services, developing and operating healthcare delivery systems in 32 distinct markets across 12 states. As of September 30, 2026, our subsidiaries own or lease 60 affiliated hospitals, with more than 8,000 beds, and operate more than 800 sites of care, including physician practices, urgent care centers, freestanding emergency departments, occupational medicine clinics, imaging centers, cancer centers and ambulatory surgery centers. We generate revenues by providing a broad range of general and specialized hospital healthcare services and outpatient services to patients in the communities in which we are located. For the hospitals and other sites of care that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Acquisition and Divestiture Activity

During the nine months ended September 30, 2026, we paid approximately $54 million to acquire the operating assets and related businesses of certain physician practices and clinics, as well as controlling interests in two ambulatory surgery centers. The purchase price for these transactions will primarily be allocated to working capital, goodwill and noncontrolling interests.

During the nine months ended September 30, 2026, as reflected in the table below, we completed the divestiture of four hospitals in Arkansas, three hospitals in Pennsylvania, one hospital in Alabama, and sold our 80% ownership interest in one hospital in Tennessee. These hospitals represented annual net operating revenues in 2025 of approximately $1.6 billion and we received total net proceeds of approximately $1.2 billion in connection with these dispositions.

The following table provides a summary of hospitals that we divested (or, in the cases of Merit Health Biloxi and Merit Health Madison, in which we sold our 50% ownership interest, and in the cases of Tennova Healthcare - Clarksville and Cedar Park Regional Medical Center, in which we sold our 80% ownership interest) during the nine months ended September 30, 2026 and the year ended December 31, 2025.

Hospital	Buyer	City, State	Licensed Beds	Effective Date
2026 Divestitures:
Tennova Healthcare - Clarksville	Vanderbilt University Medical Center	Clarksville, Tennessee	270	February 1, 2026
Wilkes-Barre General Hospital	Tenor Health Foundation	Wilkes-Barre, Pennsylvania	369	February 1, 2026
Regional Hospital of Scranton	Tenor Health Foundation	Scranton, Pennsylvania	186	February 1, 2026
Moses Taylor Hospital	Tenor Health Foundation	Scranton, Pennsylvania	122	February 1, 2026
Crestwood Medical Center	Huntsville Hospital Health System	Huntsville, Alabama	180	April 1, 2026
Northwest Medical Center - Bentonville	Freeman Health System	Bentonville, Arkansas	128	June 1, 2026
Northwest Medical Center - Springdale	Freeman Health System	Springdale, Arkansas	222	June 1, 2026
Willow Creek Women’s Hospital	Freeman Health System	Johnson, Arkansas	64	June 1, 2026
Siloam Springs Regional Hospital	Freeman Health System	Siloam Springs, Arkansas	73	June 1, 2026

2025 Divestitures:
Merit Health Biloxi	Memorial Health System	Biloxi, Mississippi	153	February 1, 2025
ShorePoint Health - Port Charlotte	AdventHealth	Port Charlotte, Florida	254	March 1, 2025
ShorePoint Health - Punta Gorda	AdventHealth	Punta Gorda, Florida	208	March 1, 2025
Lake Norman Regional Medical Center	Duke University Health System, Inc.	Mooresville, North Carolina	123	April 1, 2025
Merit Health Madison	University of Mississippi Medical Center	Canton, Mississippi	67	May 1, 2025
Cedar Park Regional Medical Center	Ascension Health	Cedar Park, Texas	126	June 30, 2025
Northwest Health Physicians’ Specialty Hospital	Washington Regional Medical Center	Fayetteville, Arkansas	20	December 1, 2025

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

Overview of Operating Results

Net operating revenues decreased from $3.087 billion for the three months ended September 30, 2025 to $2.757 billion for the three months ended September 30, 2026. On a same-store basis, net operating revenues for the three months ended September 30, 2026 increased $100 million compared to the same period in 2025.

We had net loss of $(50) million during the three months ended September 30, 2026, compared to net income of $171 million for the same period in 2025. Net loss for the three months ended September 30, 2026 included the following:

•
an after-tax charge of $9 million for expense from government and other legal matters and related costs, and
•
an after-tax charge of $11 million resulting primarily from an impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale.

Net income for the three months ended September 30, 2025 included the following:

•
an after-tax charge of $26 million for loss from early extinguishment of debt, and
•
an after-tax charge of $16 million resulting from the impairment of certain long-lived assets that were idled, or disposed.

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

Consolidated inpatient admissions for the three months ended September 30, 2026, decreased 12.3%, compared to the same period in 2025. Consolidated adjusted admissions for the three months ended September 30, 2026, decreased 11.9%, compared to the same period in 2025. Same-store inpatient admissions for the three months ended September 30, 2026, increased 2.2%, compared to the same period in 2025, and same-store adjusted admissions for the three months ended September 30, 2026, increased 3.6%, compared to the same period in 2025.

Net operating revenues decreased from $9.379 billion for the nine months ended September 30, 2025 to $8.547 billion for the nine months ended September 30, 2026. On a same-store basis, net operating revenues for the nine months ended September 30, 2026 increased $234 million compared to the same period in 2025.

We had net income of $28 million during the nine months ended September 30, 2026, compared to $516 million for the same period in 2025. Net income for the nine months ended September 30, 2026 included the following:

•
an after-tax charge of $9 million for expense from government and other legal matters and related costs,
•
an after-tax charge of $11 million for loss from early extinguishment of debt,
•
an after-tax charge of $2 million for employee terminations and other restructuring charges, and
•
an after-tax benefit of $105 million resulting primarily from gains from the divestiture of one hospital and the divestiture of a controlling interest in another hospital, partially offset by (i) a net impairment charge to adjust the carrying value of long-lived assets at hospitals that were divested at a sales price below carrying value and (ii) an impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale.

Net income for the nine months ended September 30, 2025 included the following:

•
an after-tax benefit of $113 million for gain from early extinguishment of debt,
•
an after-tax charge of $7 million for expenses related to costs associated with our multi-year initiative to modernize and consolidate technology platforms and associated processes, and
•
an after-tax benefit of $132 million resulting from a gain related to the divestiture of four hospitals, partially offset by losses on the divestiture of our ownership interest in two separate hospitals and the impairment of certain long-lived assets that were idled or disposed as well as divestiture related costs.

Consolidated inpatient admissions for the nine months ended September 30, 2026, decreased 11.5%, compared to the same period in 2025. Consolidated adjusted admissions for the nine months ended September 30, 2026, decreased 11.4%, compared to the same period in 2025. Same-store inpatient admissions for the nine months ended September 30, 2026, increased 0.7%, compared to the same period in 2025, and same-store adjusted admissions for the nine months ended September 30, 2026, increased 1.9%, compared to the same period in 2025.

Self-pay revenues represented approximately 1.7% and 0.8% of net operating revenues for the three months ended September 30, 2026 and 2025, respectively, and 1.4% and 0.7% for the nine months ended September 30, 2026 and 2025, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 21.2% and 13.6% for the three months ended September 30, 2026 and 2025, respectively, and 16.9% and 11.3% for the nine months ended September 30, 2026 and 2025, respectively. Direct and indirect costs incurred in providing charity care services as a percentage of net operating revenues were approximately 2.1% and 1.4% for the three months ended September 30, 2026 and 2025, respectively, and 1.7% and 1.2% for the nine months ended September 30, 2026 and 2025, respectively.

Overview of Legislative and Other Governmental Developments

The healthcare industry is subject to changing political, regulatory, economic and other influences that may affect our business and is heavily regulated. Federal agencies oversee, regulate and otherwise affect many aspects of our business, including through Medicare and Medicaid policies, policies affecting the size of the uninsured population and enforcement and interpretation of fraud and abuse laws. The outcome of the 2024 federal elections, including Republican control of both the executive and legislative branches, has increased regulatory uncertainty and the likelihood of ongoing significant policy changes. President Trump has issued several executive orders that impact or may impact the healthcare industry, including orders focused on price transparency and tariffs, and an executive order that established a presidential advisory commission tasked with restructuring government agencies and reducing government expenditures, although this commission was disbanded in mid-2025. Other actions by the presidential administration have resulted in holds on or cancellations of congressionally authorized spending as well as interruptions in the distribution of government funds. In addition, the presidential administration has significant influence on healthcare policy changes through government agency regulation. In March 2025, the Department of Health and Human Services, or HHS, announced a significant agency restructuring that will reduce the HHS workforce and consolidate divisions of the agency. HHS also announced a change in its policy on public participation in rulemaking that may negatively affect the ability of industry participants to receive advance notice of and offer feedback on some policy changes. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including Loper Bright Enterprises v. Raimondo. These U.S. Supreme Court decisions increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts and expand the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions and result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. Moreover, evolving interpretations or enforcement of applicable laws and regulations could require us to make changes in our facilities or operations or require us to incur other costs to comply. For example, in May 2025, the Centers for Medicare & Medicaid Services, or CMS, rescinded Emergency Medical Treatment and Active Labor Act, or EMTALA, guidance issued to hospitals by the prior presidential administration regarding the preemption of state laws restricting abortion. Hospitals may face conflicting interpretations as to the requirements imposed by EMTALA in relation to state laws that address access to abortion or other reproductive health services.

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

The number of people with Affordable Care Act marketplace coverage has decreased since 2025 and may continue to decrease, including as a result of changes in federal policy such as the expiration of enhanced subsidies for individuals to purchase coverage through the Affordable Care Act marketplaces at the end of 2025 as noted above and enrollment integrity efforts. Although we are unable to fully assess the impact of these developments, we believe that the decrease in Affordable Care Act marketplace coverage adversely impacted our financial results during the three and nine months ended September 30, 2026, and may continue to adversely impact our financial results.

Of critical importance to us is the potential impact of any changes specific to the Medicaid program, including changes resulting from legislative and administrative actions at the federal and state levels. Federal actions may impact funding for, or the structure of, the Medicaid program and may shape provider reimbursement rates, eligibility and coverage policies and other aspects of the state Medicaid programs in a manner that could materially and adversely affect us. For example, the 2025 Reconciliation Law includes policy changes that have resulted in and are expected to continue to result in Medicaid spending reductions and changes in the structure and administration of state Medicaid programs. The law limits eligibility for Medicaid, including by imposing work or community engagement requirements for adults in Medicaid expansion states, and limits some Medicaid financing mechanisms, including through restrictions intended to reduce the federal matching funds received by state Medicaid programs. Reductions in federal matching funds and increased state obligations and administrative burden could have significant effects, such as resulting in state limitations on eligibility or coverage or changes to Medicaid expansion programs, particularly if states are unable to offset reductions. The effects of the 2025 Reconciliation Law could be particularly significant in states that expanded Medicaid under the Affordable Care Act, especially if a significant number of individuals formerly covered under Medicaid expansion lose Medicaid eligibility but do not obtain other health insurance coverage. Of the 12 states in which we operated hospitals as of September 30, 2026, six states have taken action to expand their Medicaid programs. The other six states in which we operated hospitals as of September 30, 2026 (Florida, Georgia, Alabama, Tennessee, Mississippi and Texas) have opted out of Medicaid expansion. Although we are unable to fully assess the magnitude of the future impact of the 2025 Reconciliation Law, we expect the law to adversely impact our revenue and financial results as well as increase the amount of our self-pay patients, including as a result of this legislation’s limitations on Medicaid eligibility and reductions in federal Medicaid funding as noted above.

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

We have submitted numerous RHT Program applications for Year 1 funding opportunities (that is, with respect to the federal fiscal year ended September 30, 2026), in states in which we operate. As of the date of this filing, we have accepted awards totaling approximately $27 million for Year 1 funding opportunities, primarily related to capital expenditures and software upgrades. No funds were recognized or received by us during the three and nine months ended September 30, 2026. We expect to receive grant proceeds associated with Year 1 awards and to fund award-related capital and other expenditures intermittently through September 30, 2027. Additional applications for RHT Program funding are pending an award decision or finalization. We expect to actively evaluate and pursue Year 2 funding opportunities as they become available.

Reimbursement by government programs may be affected by broad shifts in payment policy. For example, recent changes related to the 340B Drug Pricing Program have implications for all hospitals reimbursed under the outpatient prospective payment system, or PPS, including those, like ours, that do not participate in the program. In 2018, CMS implemented a payment policy that reduced Medicare payments for 340B hospitals for most drugs obtained at 340B-discounted rates and that resulted in increased payments for non-340B hospitals. In June 2022, the U.S. Supreme Court, in American Hospital Association v. Becerra, invalidated past payment cuts for hospitals participating in the 340B Drug Pricing Program. In light of the U.S. Supreme Court decision and to achieve budget neutrality, CMS reduced payment rates for non-drug services under the outpatient PPS for calendar year 2023, and lump sum payments were distributed to affected 340B providers as the remedy for calendar years 2018 through 2022. This reduction to payment rates adversely affected our results for the three and nine months ended September 30, 2026. Moreover, in order to comply with budget neutrality requirements, HHS finalized a corresponding offset in future non-drug item and service payments for all outpatient PPS providers (except new providers) that will reduce the outpatient PPS conversion factor by 0.5% annually until the past invalidated payments are offset. This annual 0.5% reduction began in calendar year 2026 and was expected to continue for approximately 16 years, but CMS has proposed significantly accelerating this timeline by implementing a larger reduction beginning in calendar year 2027. CMS also proposed redistributing funds resulting from proposed 340B drug payment adjustments in a manner that would increase the conversion factor for all hospitals paid under the outpatient PPS, which may increase our payment rates.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that businesses acquired, sold, closed or opened during each of the respective periods, as applicable, have had on these statistics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Medicare	17.0%	17.1%	16.7%	17.7%
Medicare Managed Care	19.0	17.2	19.0	17.9
Medicaid	16.2	16.4	17.1	16.3
Managed Care and other third-party payors	46.1	48.5	45.8	47.4
Self-pay	1.7	0.8	1.4	0.7
Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than our standard billing rates. We account for the differences between the estimated program reimbursement rates and our standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount in both of the three- and nine-month periods ended September 30, 2026 and 2025.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on prospective payment systems, which depend upon a patient’s diagnosis or the clinical complexity of services provided to a patient, among other factors. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. In its final rule establishing payment rates for federal fiscal year 2027 (which began October 1, 2026) for hospital inpatient acute care services reimbursed under the prospective system, CMS increased payment rates by approximately 2.3%. This increase reflects a market basket increase of 3.2%, reduced by a 0.9 percentage point productivity adjustment. Hospitals that do not submit required patient quality data are subject to payment reductions. We are complying with this data submission requirement. Payments may also be affected by various other adjustments, including those that depend on patient-specific or hospital specific factors. For example, the “two midnight rule” establishes admission and medical review criteria for inpatient services limiting when services to Medicare beneficiaries are payable as inpatient hospital services. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

Payment rates under the Medicaid program vary by state. In addition to the base payment rates for specific claims for services rendered to Medicaid enrollees, several states utilize supplemental reimbursement programs to make separate payments that are not specifically tied to an individual’s care, some of which offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. The programs are generally authorized by CMS for a specified period of time and require CMS’s approval to be extended. In addition, as noted above, the 2025 Reconciliation Law includes several changes to Medicaid financing mechanisms, including limitations on provider taxes and state directed payment arrangements. The 2025 Reconciliation Law also imposes budget neutrality requirements for demonstration projects that operate under a waiver authorized by Section 1115 of the Social Security Act, some of which authorize supplemental payment programs. It is difficult to predict the ultimate impact of the legislation on these supplemental programs or whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Under these supplemental programs, we recognize revenue and related expenses in the period in which amounts are estimable and payment is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating results, as a percentage of net operating revenues:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(90.4)	(87.9)	(89.6)	(88.1)
Depreciation and amortization	(3.8)	(3.5)	(3.8)	(3.4)
Impairment and (gain) loss on sale of businesses, net	(0.5)	(0.7)	2.9	2.6
Income from operations	5.3	7.9	9.5	11.1
Interest expense, net	(7.3)	(7.0)	(7.3)	(6.9)
(Loss) gain from early extinguishment of debt	—	(1.1)	(0.1)	1.1
Equity in earnings of unconsolidated affiliates	0.1	0.1	0.1	0.1
(Loss) income before income taxes	(1.9)	(0.1)	2.2	5.4
Benefit from (provision for) income taxes	0.1	5.6	(1.9)	0.1
Net (loss) income	(1.8)	5.5	0.3	5.5
Less: Net income attributable to noncontrolling interests	(1.3)	(1.3)	(1.2)	(1.2)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(3.1)%	4.2%	(0.9)%	4.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Percentage (decrease) increase from prior year:
Net operating revenues	(10.7)%	(0.1)%	(8.9)%	0.1%
Admissions (b)	(12.3)	(6.6)	(11.5)	(5.0)
Adjusted admissions (c)	(11.9)	(7.7)	(11.4)	(6.1)
Average length of stay (d)	—	(2.3)	—	(2.3)
Net (loss) income attributable to Community Health Systems, Inc. stockholders	(166.2)	133.2	(118.5)	189.5
Same-store percentage increase (decrease) from prior year (e):
Net operating revenues	3.8%	6.0%	2.9%	5.5%
Admissions (b)	2.2	1.3	0.7	2.1
Adjusted admissions (c)	3.6	0.3	1.9	0.9

(a)
Operating expenses include salaries and benefits, supplies, other operating expenses, and lease cost and rent.
(b)
Admissions represent the number of patients admitted for inpatient treatment.
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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net operating revenues decreased to $2.757 billion for the three months ended September 30, 2026, compared to $3.087 billion for the same period in 2025. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $100 million, or 3.8%, during the three months ended September 30, 2026, compared to the same period in 2025. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased volumes and reimbursement rates, partially offset by an unfavorable change in payor mix. Non-same-store net operating revenues decreased $430 million during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) the divestiture of hospitals in 2026 and 2025 and (ii) higher non-patient revenue in 2025 resulting from the receipt of $28 million for the settlement of a legal matter. On a consolidated basis, inpatient admissions decreased by 12.3% and adjusted admissions decreased by 11.9% during the three months ended September 30, 2026, compared to the same period in 2025. On a same-store basis, net operating revenues per adjusted admission increased 0.2%, while inpatient admissions increased by 2.2% and adjusted admissions increased by 3.6% for the three months ended September 30, 2026, compared to the same period in 2025.

Total operating expenses, as a percentage of net operating revenues, increased from 92.1% during the three months ended September 30, 2025 to 94.7% during the three months ended September 30, 2026. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 87.9% for the three months ended September 30, 2025 to 90.4% for the three months ended September 30, 2026. Salaries and benefits, as a percentage of net operating revenues, increased from 43.9% for the three months ended September 30, 2025 to 44.1% for the three months ended September 30, 2026. Supplies, as a percentage of net operating revenues, decreased from 14.9% for the three months ended September 30, 2025 to 14.8% for the three months ended September 30, 2026. Other operating expenses, as a percentage of net operating revenues, increased from 26.9% for the three months ended September 30, 2025 to 29.3% for the three months ended September 30, 2026, primarily due to the decrease in net operating revenues, increased supplemental reimbursement program expense and higher medical specialist fees. Lease cost and rent, as a percentage of net operating revenues, remained consistent at 2.2% for both of the three-month periods ended September 30, 2026 and 2025.

Depreciation and amortization, as a percentage of net operating revenues, increased from 3.5% for the three months ended September 30, 2025 to 3.8% for the three months ended September 30, 2026, primarily due to the decrease in net operating revenues.

Impairment and (gain) loss on sale of businesses, net was expense of $14 million for the three months ended September 30, 2026, compared to expense of $21 million for the same period in 2025. The expense recognized during the three months ended September 30, 2026 was comprised of (i) an approximately $2 million net impairment charge to adjust the carrying value of long-lived assets at a hospital that was divested at a sales price below carrying value and (ii) an approximately $12 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale. The expense recognized during the three months ended September 30, 2025 resulted from impairment charges recorded to reduce the carrying value of several assets that were idled or disposed.

Interest expense, net, decreased $15 million to $201 million for the three months ended September 30, 2026 from $216 million for the three months ended September 30, 2025. This was primarily due to the redemption of certain outstanding notes in 2026.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the three-month periods ended September 30, 2026 and 2025.

There was no loss from early extinguishment of debt during the three months ended September 30, 2026. Loss from early extinguishment of debt of $33 million was recognized during the three months ended September 30, 2025, as a result of certain financing transactions.

The net results of the above-mentioned changes resulted in loss before income taxes increasing $51 million to $(53) million for the three months ended September 30, 2026, compared to $(2) million for the same period in 2025.

Our benefit from income taxes for the three months ended September 30, 2026 and 2025 was $(3) million and $(173) million, respectively, and the effective tax rates were 5.7% and 8,650.0% for the three months ended September 30, 2026 and 2025, respectively. The decrease in the benefit for income taxes and the change in our effective tax rate for the three months ended September 30, 2026, compared to the same period in 2025 was primarily due to the recognition of the tax effects of the 2025 Reconciliation Law during the three months ended September 30, 2025. In particular, a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation resulted in an income tax benefit of approximately $163 million during the three months ended September 30, 2025, which did not recur during the three months ended September 30, 2026.

Net (loss) income, as a percentage of net operating revenues, was (1.8)% for the three months ended September 30, 2026, compared to 5.5% for the same period in 2025.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.3% for both of the three-month periods ended September 30, 2026 and 2025.

Net (loss) income attributable to Community Health Systems, Inc. stockholders was $(86) million for the three months ended September 30, 2026, compared to $130 million for the same period in 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net operating revenues decreased to $8.547 billion for the nine months ended September 30, 2026, compared to $9.379 billion for the same period in 2025. Net operating revenues on a same-store basis from hospitals that were operated throughout both periods increased $234 million, or 2.9%, during the nine months ended September 30, 2026, compared to the same period in 2025. On a period-over-period basis, the increase in same-store net operating revenues was primarily attributable to increased reimbursement rates, non-patient revenue and supplemental reimbursement program revenue, partially offset by an unfavorable change in payor mix. Non-same-store net operating revenues decreased $1.066 billion during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) the divestiture of hospitals in 2026 and 2025 and (ii) higher non-patient operating revenue in 2025 resulting from the receipt of $28 million for the settlement of a legal matter. On a consolidated basis, inpatient admissions decreased by 11.5% and adjusted admissions decreased by 11.4% during the nine months ended September 30, 2026, compared to the same period in 2025. On a same-store basis, net operating revenues per adjusted admission increased 1.0%, while inpatient admissions increased by 0.7% and adjusted admissions increased by 1.9% for the nine months ended September 30, 2026, compared to the same period in 2025.

Total operating expenses, as a percentage of net operating revenues, increased from 88.9% during the nine months ended September 30, 2025 to 90.5% during the nine months ended September 30, 2026. Operating expenses, excluding depreciation and amortization and impairment and (gain) loss on sale of businesses, as a percentage of net operating revenues, increased from 88.1% for the nine months ended September 30, 2025 to 89.6% for the nine months ended September 30, 2026. Salaries and benefits, as a percentage of net operating revenues, increased from 43.2% for the nine months ended September 30, 2025 to 44.2% for the nine months ended September 30, 2026, primarily due to increased hiring commensurate with lower utilization of contract labor, inflationary wage increases and the decrease in net operating revenues. Supplies, as a percentage of net operating revenues, decreased from 15.1% for the nine months ended September 30, 2025 to 14.6% for the nine months ended September 30, 2026, primarily due to changes in the mix of services and the benefit of cost savings initiatives, partially offset by the decrease in net operating revenues. Other operating expenses, as a percentage of net operating revenues, increased from 27.6% for the nine months ended September 30, 2025 to 28.5% for the nine months ended September 30, 2026, primarily due to the decrease in net operating revenues, increased supplemental reimbursement program expense and higher medical specialist fees, partially offset by lower contract labor. Lease cost and rent, as a percentage of net operating revenues, increased from 2.2% for the nine months ended September 30, 2025 to 2.3% for the nine months ended September 30, 2026.

Depreciation and amortization, as a percentage of net operating revenues, increased from 3.4% for the nine months ended September 30, 2025 to 3.8% for the nine months ended September 30, 2026, primarily due to the decrease in net operating revenues and the placement of additional assets into service in the current year compared to the prior year.

Impairment and (gain) loss on sale of businesses, net was income of $248 million for the nine months ended September 30, 2026, compared to $242 million for the same period in 2025. The income recognized during the nine months ended September 30, 2026 was comprised of a gain of approximately $400 million related to the divestiture of one hospital and the divestiture of a controlling interest in another hospital, partially offset by (i) an approximately $134 million net impairment charge to adjust the carrying value of long-lived assets at hospitals that were divested at a sales price below carrying value and (ii) an approximately $18 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale. The income recognized during the nine months ended September 30, 2025 was comprised of a gain of approximately $288 million related to the divestiture of four hospitals, partially offset by (i) an approximately $31 million impairment charge to adjust the carrying value of long-lived assets at two hospitals that were divested at a price below carrying value and (ii) an approximately $15 million impairment charge recorded to reduce the carrying value of several assets that were idled, disposed or held-for-sale.

Interest expense, net, decreased $29 million to $620 million for the nine months ended September 30, 2026 from $649 million for the nine months ended September 30, 2025. This was primarily due to the redemption of certain outstanding notes in 2026.

Loss from early extinguishment of debt of $12 million was recognized during the nine months ended September 30, 2026, as a result of the refinancing and extinguishment of certain of our outstanding notes as discussed further in “Liquidity and Capital Resources”, compared to a gain from early extinguishment of $105 million for the same period in 2025.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.1% for both of the nine-month periods ended September 30, 2026 and 2025.

The net results of the above-mentioned changes resulted in income before income taxes decreasing $312 million to $191 million for the nine months ended September 30, 2026, compared to $503 million for the same period in 2025.

Our provision for (benefit from) income taxes for the nine months ended September 30, 2026 and 2025 was $163 million and $(13) million, respectively, and the effective tax rates were 85.3% and (2.6)% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the provision for income taxes and the change in our effective tax rate for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily due to the recognition of the tax effects of the 2025 Reconciliation Law during the nine months ended September 30, 2025. In particular, a decrease in valuation allowances stemming from increased interest deductibility and increased bonus depreciation resulted in an income tax benefit of approximately $163 million during the nine months ended September 30, 2025, which did not recur during the nine months ended September 30, 2026.

Net income, as a percentage of net operating revenues, was 0.3% for the nine months ended September 30, 2026, compared to 5.5% for the same period in 2025.

Net income attributable to noncontrolling interests as a percentage of net operating revenues was 1.2% for both of the nine-month periods ended September 30, 2026 and 2025.

Net loss attributable to Community Health Systems, Inc. stockholders was $(74) million for the nine months ended September 30, 2026, compared to net income of $399 million for the same period in 2025.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $55 million for the nine months ended September 30, 2026, compared to approximately $277 million of net cash provided by operating activities for the nine months ended September 30, 2025, a change of $332 million. The decrease in net cash provided by operating activities is primarily due to an increase in patient accounts receivable and higher cash paid for interest, partially offset by lower cash paid for taxes during the nine months ended September 30, 2026, compared to the same period in 2025. Cash paid for interest was $650 million during the nine months ended September 30, 2026, compared to $622 million for the same period in 2025. Cash paid for taxes, net of refunds received, resulted in a net payment of $76 million and $192 million during the nine months ended September 30, 2026 and 2025, respectively. Approximately $70 million and $126 million of cash paid for taxes during the nine months ended September 30, 2026 and 2025, respectively, related to taxes associated with gains on divested hospitals.

Net cash provided by investing activities was approximately $894 million for the nine months ended September 30, 2026, compared to approximately $705 million for the same period in 2025. Net cash provided by investing activities during the nine months ended September 30, 2026 was impacted by an increase of $198 million in cash proceeds from dispositions of hospitals and other ancillary operations and a decrease in cash used for other investments of $38 million, partially offset by cash expenditures for the purchases of facilities and other related businesses of $53 million, compared to the same period in 2025.

Our net cash used in financing activities was approximately $944 million for the nine months ended September 30, 2026, compared to approximately $896 million for the same period in 2025, a change of $48 million. This was primarily due to the net impact of our debt borrowings and repayments during the nine months ended September 30, 2026, compared to the same period in 2025.

Liquidity

Net working capital was approximately $978 million at September 30, 2026 and approximately $1.0 billion at December 31, 2025. Net working capital decreased by approximately $48 million between December 31, 2025 and September 30, 2026. The decrease is primarily due to decreases in cash, supplies and other current assets and increases in income tax payable during the nine months ended September 30, 2026, partially offset by an increase in patient accounts receivable and decreases in accrued liabilities for employee compensation, other accrued liabilities and accrued interest.

In addition to cash flows from operations, available sources of capital include amounts available under the asset-based loan credit agreement, or the ABL Credit Agreement, and anticipated access to public and private debt markets as well as proceeds from the disposition of hospitals or other investments such as our minority equity interests in various businesses, as applicable.

Pursuant to the ABL Credit Agreement, the lenders have extended to CHS/Community Health Systems, Inc. (a wholly-owned subsidiary of the Parent Company), or CHS, a revolving asset-based loan facility, or ABL Facility. The maximum aggregate amount under the ABL Facility is $1.0 billion, subject to borrowing base capacity. At September 30, 2026, we had no outstanding borrowings and approximately $745 million of additional borrowing capacity (after taking into consideration $32 million of outstanding letters of credit) under the ABL Facility. Letters of credit were reduced during the nine months ended September 30, 2026 by $2 million, primarily due to a reduction in collateral for a construction-related bond. The issued letters of credit were primarily in support of potential insurance-related claims and certain bonds. Principal amounts outstanding under the ABL Facility, if any, will be due and payable in full on June 5, 2029.

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

A pre-tax loss from early extinguishment of debt of approximately $12 million was recognized associated with these financing activities during the nine months ended September 30, 2026.

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

As of September 30, 2026, approximately $18 million of our outstanding debt of approximately $9.6 billion is due within the next 12 months.

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

There have been no material changes outside of the ordinary course of business to our upcoming cash obligations during the three months ended September 30, 2026, from those disclosed under “Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

Capital Resources

Cash expenditures for the purchases of facilities and other related businesses were $54 million for the nine months ended September 30, 2026 related to cash paid for the acquisition of certain physician practices and clinics, as well as controlling interests in two ambulatory surgery centers, compared to approximately $1 million for the nine months ended September 30, 2025, which primarily related to cash expenditures for the acquisition of certain physician practices and clinics.

Capital expenditures relate primarily to expansion and renovation of existing facilities, construction of additional access points such as free-standing emergency departments and ambulatory surgery centers, investments in higher acuity service lines and information technology infrastructure, as well as routine expenditures for equipment, minor renovations and other upgrades. Capital expenditures totaled $239 million and $241 million for the nine months ended September 30, 2026 and 2025, respectively. We expect total capital expenditures of approximately $350 million to $400 million in 2026.

In connection with our March 1, 2016 acquisition of Northwest Health - Starke, formerly known as Starke Hospital, we entered into a hospital purchase agreement pursuant to which we committed to invest up to $15 million toward the construction of a replacement hospital facility in Starke County, Indiana no later than September 30, 2026. It is not possible to construct this replacement hospital facility for $15 million or less, and no construction of any replacement hospital facility has occurred. We continue to serve the Starke County community and recently renewed our lease with Starke County for an additional five-year term, effective October 1, 2026. We are evaluating alternatives for satisfying our remaining investment commitment, if any, consistent with the terms of this purchase agreement in a manner that is economically feasible and addresses the existing healthcare needs of the community.

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

Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2026 from our estimated reimbursement percentage, net (loss) income for the nine months ended September 30, 2026 would have changed by approximately $103 million, and net patient accounts receivable at September 30, 2026 would have changed by approximately $134 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues by an insignificant amount for each of the three- and nine-month periods ended September 30, 2026 and 2025.

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

Patient accounts receivable can be impacted by the effectiveness of our collection efforts and, as described in our significant accounting policies included in Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 of this Form 10-Q, numerous factors may affect the net realizable value of patient accounts receivable. If the actual collection percentage differed by 1% at September 30, 2026 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2026 would have changed by approximately $39 million, and net patient accounts receivable at September 30, 2026 would have changed by approximately $51 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross patient accounts receivable if the balance is under $10 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.3 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our patient accounts receivable. Collections on amounts previously written-off are recognized as a recovery of net operating revenues when received. However, we take into consideration estimated collections of these future amounts written-off in determining the implicit price concessions used to measure the transaction price for the applicable portfolio of patient accounts receivable.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 98% of our total consolidated patient accounts receivable.

Days revenue outstanding, adjusted for the impact of receivables for state Medicaid supplemental payment programs and divested facilities, was 59 days at September 30, 2026 and 54 days at December 31, 2025.

Total gross patient accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) was approximately $18.2 billion and $16.9 billion as of September 30, 2026 and December 31, 2025, respectively. The approximate percentage of total gross patient accounts receivable (prior to allowance for contractual adjustments and implicit price concessions) summarized by payor and aging categories is as follows:

At September 30, 2026:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	9%	1%	—%	1%
Medicare Managed Care	16%	2%	4%	5%
Medicaid	5%	1%	1%	1%
Managed Care and other third-party payors	15%	3%	4%	4%
Self-Pay	7%	6%	8%	7%

At December 31, 2025:
	% of Gross Receivables
Payor	0 - 90 Days	90 - 180 Days	180 - 365 Days	Over 365 Days
Medicare	10%	—%	—%	1%
Medicare Managed Care	17%	3%	3%	3%
Medicaid	5%	1%	1%	1%
Managed Care and other third-party payors	18%	3%	3%	4%
Self-Pay	7%	5%	7%	8%

The approximate percentage of total gross patient accounts receivable (prior to allowances for contractual adjustments and implicit price concessions) summarized by payor-type is as follows:

	September 30,	December 31,
	2026	2025
Insured receivables	72.3%	73.5%
Self-pay receivables	27.7	26.5
Total	100.0%	100.0%

The combined total at our hospitals and clinics for the estimated implicit price concessions for self-pay patient accounts receivable and allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 91% and 90% at September 30, 2026 and December 31, 2025, respectively. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been 93% at both September 30, 2026 and December 31, 2025.

Goodwill

At September 30, 2026, we had approximately $3.2 billion of goodwill recorded, all of which resides at our hospital operations reporting unit. Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. We performed our last annual goodwill impairment evaluation during the fourth quarter of 2025 using the October 31, 2025 measurement date, which indicated no impairment.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 3.5% at both September 30, 2026 and December 31, 2025. This liability is adjusted for new claims information in the period such information becomes known to us. Professional liability expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as excess insurance premiums, and is presented within other operating expenses or, for increased losses specifically attributable to certain divestitures, within impairment and (gain) loss on sales of businesses, net in the accompanying condensed consolidated statements of (loss) income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years and geography. Several actuarial methods are used to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. Company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data. Significant assumptions are made on the basis of the aforementioned information in estimating reserves for incurred but not reported claims. A 1% change in assumptions for either severity or frequency as of September 30, 2026 would have increased or decreased the reserve by approximately $5 million to $10 million.

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

There were no significant changes in our estimate of the reserve for professional liability claims during the nine months ended September 30, 2026.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was $47 million at September 30, 2026. A total of $11 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2026. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of (loss) income as income tax expense.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2026, there have been no material changes in the quantitative and qualitative disclosures set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2025 Form 10-K.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, CMS, the Department of Justice and other government entities regarding various Medicare and Medicaid issues. In addition, we are subject to various other legal, regulatory and governmental proceedings incidental to our business, including lawsuits and claims related to billing and collection practices at our hospitals. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require monetary payments as well as corporate integrity agreements.

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

Government Investigations and Qui Tam Litigation

On January 11, 2024, we received a Civil Investigative Demand, or CID, from the Department of Justice for documents and information relating to a variety of subjects, including practices and procedures related to utilization review, inpatient admissions and inpatient dialysis at our hospitals. Based upon our review of the CID, the documents we have reviewed and the witnesses we have interviewed, we believe that the CID relates to allegations made by a former employee at one of our hospitals in 2022 and that these allegations were thoroughly and fully investigated to our satisfaction at the time the allegations were originally made. We reached a tentative settlement of this matter during the three months ended September 30, 2026. For additional information related to this matter, see Note 13 (Contingencies) to the condensed consolidated financial statements included herein.

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

Commercial Litigation and Other Lawsuits

Daniel H. Golden, as Litigation Trustee of the QHC Litigation Trust, and Wilmington Savings Fund Society, FSB, solely in its capacity as indenture trustee v. Community Health Systems, Inc., et al. A complaint in this case was filed on October 25, 2021 in the United States Bankruptcy Court for the District of Delaware against various persons, including the Company, certain subsidiaries of the Company, certain former executive officers of the Company and Credit Suisse Securities (USA) LLC. Plaintiff Daniel H. Golden is the litigation trustee for a litigation trust, which was formed under the plan of reorganization of Quorum Health Corporation, or QHC, and certain affiliated entities confirmed by order of the United States Bankruptcy Court for the District of Delaware wherein QHC and certain affiliated entities contributed various causes of action to such litigation trust. Plaintiff Wilmington Savings Fund Society is the indenture trustee for certain notes issued by QHC. The complaint seeks damages and other forms of recovery arising out of certain alleged actions taken by the Company and the other defendants in connection with the spin-off of QHC, which was completed on April 29, 2016, and includes claims for unjust enrichment and for avoidance of certain transactions and payments by QHC to the Company connected with the spin-off, including the $1.21 billion paid by QHC to the Company as part of the spin-off transactions. We filed a motion to dismiss on January 14, 2022, and oral argument on that motion was heard on July 21, 2022. On March 16, 2023, the United States Bankruptcy Court for the District of Delaware granted in part and denied in part our motion to dismiss. On August 25, 2025, we filed a motion for summary judgment. On October 20, 2026, the court entered an order denying the motion for summary judgment. A trial date has not been set.

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2026 -
July 31, 2026	8,473	$3.48	—	—
August 1, 2026 -
August 31, 2026	—	—	—	—
September 1, 2026 -
September 30, 2026	—	—	—	—
Total	8,473	$3.48	—	—

(a)
8,473 shares were withheld to satisfy the payment of tax obligations related to the vesting of restricted stock awards.
(b)
We had no publicly announced repurchase programs for shares of our common stock during the three months ended September 30, 2026.

The ABL Facility and the indentures governing each series of our outstanding notes restrict our subsidiaries from, among other matters, paying dividends and making distributions to us, which thereby limits our ability to pay dividends and/or repurchase stock. As of September 30, 2026, under the most restrictive test in these agreements (and subject to certain exceptions), we have approximately $300 million of capacity to pay permitted dividends and/or repurchase shares of stock or make other restricted payments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) and (c), respectively, of Regulation S-K.

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

The following financial information from our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2026 and 2025, filed with the SEC on October 29, 2026, formatted in Inline Extensible Business Reporting Language: (i) the condensed consolidated statements of (loss) income for the three and nine months ended September 30, 2026 and 2025, (ii) the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025, (iii) the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and (v) the notes to the condensed consolidated financial statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: October 29, 2026